Form 10-Q
period 1995-03-31
DEL TACO INCOME PROPERTIES IV
filed 1995-05-09
CIK 812630

===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                  MARCH 31, 1995
                                ----------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                                ---------------------    ----------------------

COMMISSION FILE NO. 33-13437

                         DEL TACO INCOME PROPERTIES IV
                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                CALIFORNIA                                    33-0241855
     (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

 1800 W. KATELLA AVENUE, ORANGE, CALIFORNIA                      92667
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (714) 744-4334
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES   X     NO
                                                  -----      -----

===============================================================================

                                     INDEX

                         DEL TACO INCOME PROPERTIES IV


PART I.  FINANCIAL INFORMATION                                     PAGE NUMBER
- - ------------------------------                                     -----------
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at March 31, 1995 (Unaudited) and
     December 31, 1994                                                   3

Statements of Income for the three months ended
     March 31, 1995 and 1994 (Unaudited)                                 4

Statements of Cash Flows for the three months ended
     March 31, 1995 and 1994 (Unaudited)                                 5

Notes to Financial Statements                                            6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8


PART II. OTHER INFORMATION
- - --------------------------

Item 6.  Exhibits and Reports on Form 8-K                                9


SIGNATURES                                                              10
- - ----------

                         DEL TACO INCOME PROPERTIES IV

                                 BALANCE SHEETS


                                                        MARCH 31    December 31
                                                          1995         1994
                                                       -----------  -----------
                                                       (UNAUDITED)
                ASSETS
                -------
CURRENT ASSETS:
  Cash                                                 $   62,341   $   74,956
  Receivable from General Partner (Note 4)                 22,908       22,996
  Deposits                                                    400          400
                                                       ----------   ----------
    Total current assets                                   85,649       98,352
                                                       ----------   ----------

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                                 1,236,700    1,236,700
  Buildings and improvements                            1,289,860    1,289,860
  Machinery and equipment                                 484,789      484,789
                                                       ----------   ----------
                                                        3,011,349    3,011,349
  Less--accumulated depreciation                          532,223      506,296
                                                       ----------   ----------
                                                        2,479,126    2,505,053
                                                       ----------   ----------

                                                       $2,564,775   $2,603,405
                                                       ==========   ==========


      LIABILITIES AND PARTNERS' EQUITY
      --------------------------------

CURRENT LIABILITIES:
  Payable to Limited Partners                          $    2,235   $    2,236
  Accounts Payable                                         10,477         -
                                                       ----------   ----------
    Total current liabilities                              12,712        2,236
                                                       ----------   ----------

OBLIGATION TO GENERAL PARTNER                             137,953      137,953
                                                       ----------   ----------

PARTNERS' EQUITY
  Limited Partners                                      2,421,108    2,469,723
  General Partner-Del Taco, Inc.                           (6,998)      (6,507)
                                                        ----------   ----------
                                                        2,414,110    2,463,216
                                                       ----------   ----------

                                                       $2,564,775   $2,603,405
                                                       ==========   ==========


                         The accompanying notes are an
                  integral part of these financial statements

                         DEL TACO INCOME PROPERTIES IV

                              STATEMENTS OF INCOME

                                  (UNAUDITED)



                                                              THREE MONTHS ENDED
                                                                    MARCH 31
                                                                1995      1994
                                                              --------  ---------
REVENUES:
  Rent (Notes 3 and 4)                                         $ 64,161   $60,528
  Interest                                                         -          568
  Other                                                             275       150
                                                               --------  --------
                                                                 64,436    61,246
                                                               --------  --------

EXPENSES:
  General and administrative                                     19,980    20,154
  Depreciation                                                   25,926    25,935
                                                               --------  --------
                                                                 45,906    46,089
                                                               --------  --------

Net income                                                     $ 18,530  $ 15,157
                                                               ========  ========

Net income per Limited
  Partnership Unit (Note 2)                                        $.11      $.09
                                                                   ====      ====





                         The accompanying notes are an
                  integral part of these financial statements.

                         DEL TACO INCOME PROPERTIES IV

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                         MARCH 31
                                                                     1995      1994
                                                                   --------  --------
SOURCE OF CASH:
  From operations:
    Net income                                                     $ 18,530  $ 15,157
    Depreciation                                                     25,926    25,935
                                                                   --------  --------
  Total cash provided from operations                                44,456    41,092

  Cash distributions                                                 67,636   139,884
                                                                   --------  --------
    Excess (deficiency) of cash
      generated over distributions                                  (23,180)  (98,792)

  Decrease in receivable from General Partner                            88       466
  Increase in payable to Limited Partners                              -        1,243
  Increase in accounts payable                                       10,477     2,684
                                                                   --------  --------

Decrease in cash during period                                      (12,615)  (94,399)
Beginning cash balance                                               74,956   176,725
                                                                   --------  --------

Ending cash balance                                                $ 62,341  $ 82,326
                                                                   ========  ========





                         The accompanying notes are an
                  integral part of these financial statements.

                         DEL TACO INCOME PROPERTIES IV

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 1995, the results of operations and cash flows for the three month periods ended March 31, 1995 and 1994 have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented which amounted to 165,415 in 1995 and 1994.

Pursuant to the Partnership Agreement, annual partnership income or loss is allocated one percent to the General Partner and 99 percent to the Limited Partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the Limited Partners until allocated gains and profits equal losses, distributions and syndication costs, and until each class of Limited Partners receive their priority return as defined in the Partnership Agreement. Additional gains will be allocated 12 percent to the General Partner and 88 percent to the Limited Partners.

NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 32 years

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 1995

commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of three Properties leased as of March 31, 1995 and 1994, one of which has been subleased to a Del Taco franchisee.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from the General Partner consists primarily of rent accrued for the month of March. The March rent was collected on April 20, 1995.

Del Taco, Inc. serves in the capacity of general partner in other partnerships which are engaged in the business of operating restaurants, and four partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

In addition, see Note 5 with respect to certain distributions to the General Partner.

NOTE 5 - DISTRIBUTIONS

On April 14, 1995, a distribution to the Limited Partners of $53,594, or approximately $.32 per Limited Partnership Unit, was approved. Such distribution was paid on April 19, 1995. The General Partner also received a distribution of $541 with respect to its 1% partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Registrant commenced offering of Limited Partnership Units on June 5, 1987. By June 1, 1988, the sale of such Units provided a total capitalization for the Registrant of $4,135,375 including $1,000 attributable to the Special Limited Partner. 14.5 percent of the cash received from the sale of Limited Partnership Units was used to pay commissions to brokers and to reimburse the General Partner for offering costs incurred. Approximately $3,000,000 of the remaining funds were expended for the acquisition of sites and construction of three restaurants. During 1989, the first restaurant opened for business. The two additional restaurants commenced operation in 1990. In February 1992, the Registrant distributed to Limited Partners of record on December 31, 1991 $442,270 of net proceeds not utilized as reserves and not invested in properties.

Since the three restaurants owned by the Registrant opened, cash flow from Lease payments received from Del Taco, the Registrant's General Partner, which leases all three restaurants, has provided adequate liquidity for operation of the Registrant. However, the Registrant's overwhelmingly predominant source of income to meet its expenses and fund distributions to its Limited Partners is payments from Del Taco under the Leases, comprising primarily rent calculated on the basis of the gross sales of the restaurants operated on the Properties, as to which there are no contractually specified minimum or guaranteed amounts. Thus, the adequacy of the Registrant's liquidity and capital resources in the future will depend primarily upon the gross revenues of such restaurants as well as upon Del Taco's financial condition and results of operations generally.

Results of Operations

The Registrant owns three Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee). The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $64,161 for the three months ended March 31, 1995 representing an increase from the rental revenues of $60,528 in 1994. Such increase is directly attributable to increased sales at the restaurants.

The following table sets forth, for the periods indicated, the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of Income:


                       Percentage of Total General & Admin Expense
                       -------------------------------------------

                                         Three Months Ended
                                              March 31
                                          1995      1994
                                         ------    -------
Accounting fees                          79.70%    78.02%
Distribution of
  information to
  Limited Partners                       16.66     16.69
Other                                     3.64      5.29
                                        -------   -------
                                        100.00%   100.00%
                                        =======   =======


Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended March 31, general and administrative expenses decreased from $20,154 in 1994 to $19,980 in 1995. The Registrant incurred depreciation expense in the amount of $25,926 and $25,935 for the three months ended March 31, 1995 and 1994 respectively.

As a result of increased revenues totalling $3,190 for the three months ended March 31, 1995 and decreased expenses totalling $183 for the three months ended March 31, 1995, the net income of the Registrant increased from $15,157 for the three months ended March 31, 1994 to $18,530 for the corresponding period in 1995.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the three months ended March 31, 1995.

(c)     Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DEL TACO INCOME PROPERTIES IV
                                       (a California limited partnership)
                                       Registrant

                                       Del Taco, Inc.
                                       General Partner



Date:  May 2, 1995                     /s/ Robert J. Terrano
                                       ----------------------------------
                                       Robert J. Terrano
                                       Executive Vice President,
                                       Chief Financial Officer
                                       (duly authorized to sign on
                                       behalf of the Registrant)