Form 10-Q
period 1995-06-30
DEL TACO INCOME PROPERTIES IV
filed 1995-07-24
CIK 812630

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED         JUNE 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

COMMISSION FILE NO. 33-13437

                         DEL TACO INCOME PROPERTIES IV
                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   CALIFORNIA
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   33-0241855
                                (I.R.S. EMPLOYER
                             IDENTIFICATION NUMBER)

                   1800 W. KATELLA AVENUE, ORANGE, CALIFORNIA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                     92667
                                   (ZIP CODE)

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     INDEX

                         DEL TACO INCOME PROPERTIES IV

PART I.  FINANCIAL INFORMATION                             PAGE NUMBER
- ------------------------------                             -----------
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at June 30, 1995 (Unaudited) and
     December 31, 1994                                          3

Statements of Income for the three and six months ended
     June 30, 1995 and 1994 (Unaudited)                         4

Statements of Cash Flows for the six months ended
     June 30, 1995 and 1994 (Unaudited)                         5

Notes to Financial Statements                                   6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          8


PART II. OTHER INFORMATION
- --------------------------

Item 6.  Exhibits and Reports on Form 8-K                      10


SIGNATURES                                                     11
- ----------

                         DEL TACO INCOME PROPERTIES IV

                                 BALANCE SHEETS

                                                        JUNE 30    December 31
                                                         1995         1994
                                                      -----------  -----------
                                                      (UNAUDITED)
                                  ASSETS
                                  ------
CURRENT ASSETS:
  Cash                                                 $   59,924   $   74,956
  Receivable from General Partner (Note 4)                 22,904       22,996
  Deposits                                                    400          400
                                                       ----------   ----------
    Total current assets                                   83,228       98,352
                                                       ----------   ----------

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                                 1,236,700    1,236,700
  Buildings and improvements                            1,289,860    1,289,860
  Machinery and equipment                                 484,789      484,789
                                                       ----------   ----------
                                                        3,011,349    3,011,349
  Less--accumulated depreciation                          558,162      506,296
                                                       ----------   ----------
                                                        2,453,187    2,505,053
                                                       ----------   ----------

                                                       $2,536,415   $2,603,405
                                                       ==========   ==========


                    LIABILITIES AND PARTNERS' EQUITY
                    --------------------------------

CURRENT LIABILITIES:
  Payable to Limited Partners                          $    2,090   $    2,236
                                                       ----------   ----------
    Total current liabilities                               2,090        2,236
                                                       ----------   ----------

OBLIGATION TO GENERAL PARTNER                             137,953      137,953
                                                       ----------   ----------

PARTNERS' EQUITY
  Limited Partners                                      2,403,543    2,469,723
  General Partner-Del Taco, Inc.                           (7,171)      (6,507)
                                                       ----------   ----------
                                                        2,396,372    2,463,216
                                                       ----------   ----------

                                                       $2,536,415   $2,603,405
                                                       ==========   ==========


                         The accompanying notes are an
                  integral part of these financial statements

                         DEL TACO INCOME PROPERTIES IV

                              STATEMENTS OF INCOME

                                  (UNAUDITED)



                                   THREE MONTHS ENDED     Six Months Ended
                                         JUNE 30               June 30
                                    1995       1994        1995      1994
                                  --------   --------    --------  --------
REVENUES:
  Rent (Notes 3 and 4)            $ 68,567   $ 66,678    $132,728  $127,206
  Interest                             301        350         501       918
  Other                               -          -             75       150
                                  --------   --------    --------  --------
                                    68,868     67,028     133,304   128,274
                                  --------   --------    --------  --------

EXPENSES:
  General and administrative         6,161      6,535      26,141    26,689
  Depreciation                      25,939     25,924      51,865    51,859
                                  --------   --------    --------  --------
                                    32,100     32,459      78,006    78,548
                                  --------   --------    --------  --------

Net income                        $ 36,768   $ 34,569    $ 55,298  $ 49,726
                                  ========   ========    ========  ========

Net income per Limited
  Partnership Unit (Note 2)           $.22       $.21        $.33      $.30
                                      ====       ====        ====      ====





                         The accompanying notes are an
                  integral part of these financial statements.

                         DEL TACO INCOME PROPERTIES IV

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                        SIX MONTHS ENDED
                                                             JUNE 30
                                                         1995      1994
                                                       --------  --------
SOURCE OF CASH:
  From operations:
    Net income                                         $ 55,298  $ 49,726
    Depreciation                                         51,865    51,859
                                                       --------  --------
  Total cash provided from operations                   107,163   101,585

  Cash distributions                                    122,142   184,998
                                                      ---------  --------
    Excess (deficiency) of cash
      generated over distributions                      (14,979)  (83,413)

Decrease in receivable from General Partner                  92      -
Decrease in accounts payable                               -        1,593
                                                       --------  --------
                                                        (14,887)  (81,820)
                                                       --------  --------

USE OF CASH:
  Increase in receivable from General Partner              -        1,153
  Decrease in payable to Limited Partners                   145     4,149
                                                       --------  --------
                                                            145     5,302
                                                       --------  --------

Decrease in cash during period                          (15,032)  (87,122)
Beginning cash balance                                   74,956   176,725
                                                       --------  --------

Ending cash balance                                    $ 59,924  $ 89,603
                                                       ========  ========





                         The accompanying notes are an
                  integral part of these financial statements.

                         DEL TACO INCOME PROPERTIES IV

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 1995, the results of operations and cash flows for the six month periods ended June 30, 1995 and 1994 have been included. Operating results for the three and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

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

NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 32 years

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 1995

commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of three Properties leased as of June 30, 1995 and 1994, one of which has been subleased to a Del Taco franchisee.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from the General Partner consists primarily of rent accrued for the month of June. The June rent was collected on July 13, 1995.

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

NOTE 5 - DISTRIBUTIONS

On July 11, 1995, a distribution to the Limited Partners of $51,179, or approximately $.31 per Limited Partnership Unit, was approved. Such distribution was paid on July 12, 1995. The General Partner also received a distribution of $517 with respect to its 1% partnership interest.

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

Results of Operations

The Registrant owns three Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee). The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $68,567 for the three months ended June 30, 1995 representing an increase from the rental revenues of $66,678 in 1994. The Registrant had rental revenue of $132,728 for the six months ended June 30, 1995 representing an increase from the rental revenues of $127,206 in 1994. Such increase is directly attributable to increased sales at the restaurants.

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                            Percentage of Total
                                      General & Administrative Expense
                                      --------------------------------

                                              Six Months Ended
                                                  June 30
                                               1995      1994
                                             -------    -------
Accounting fees                               60.92%     62.64%
Distribution of
  information to
  Limited Partners                            36.30       32.81
Other                                          2.78        4.55
                                             -------    -------
                                             100.00%    100.00%
                                             =======    =======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended June 30, general and administrative expenses decreased from $6,535 in 1994 to $6,161 in 1995. For the six months ended June 30, general and administrative expenses decreased from $26,689 in 1994 to $26,141 in 1995. The Registrant incurred depreciation expense in the amount of $25,939 and $25,924 for the three months ended June 30, 1995 and 1994 respectively. The Registrant incurred depreciation expense in the amount of $51,865 and $51,859 for the six months ended June 30, 1995 and 1994 respectively.

As a result of increased revenues totaling $1,840 for the three months ended June 30, 1995 and decreased expenses totaling $359 for the three months ended June 30, 1995, the net income of the Registrant increased from $34,569 for the three months ended June 30, 1994 to $36,768 for the corresponding period in 1995. As a result of increased revenues totaling $5,030 for the six months ended June 30, 1995 and decreased expenses totaling $542 for the six months ended June 30, 1995, the net income of the Registrant increased from $49,726 for the six months ended June 30, 1994 to $55,298 for the corresponding period in 1995.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b)      No reports on Form 8-K were filed during the six months ended
         June 30, 1995.

(c)      Exhibit 27 - Financial Data Schedule

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


                                              DEL TACO INCOME PROPERTIES IV
                                              (a California limited partnership)
                                              Registrant

                                              Del Taco, Inc.
                                              General Partner



Date:  July 20, 1995                          /s/ Robert J. Terrano
                                              ------------------------------
                                              Robert J. Terrano
                                              Executive Vice President,
                                              Chief Financial Officer
                                              (duly authorized to sign on
                                              behalf of the Registrant)