Form 10-K
period 1995-12-31
DEL TACO INCOME PROPERTIES IV
filed 1996-03-12
CIK 812630

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from __________ to __________

                          COMMISSION FILE NO. 33-13437

                          DEL TACO INCOME PROPERTIES IV
                        a California limited partnership

             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                                  33-0241855
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                   Identification Number)

           1800 W. KATELLA AVENUE
             ORANGE, CALIFORNIA                                 92667
  (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (714) 744-4334

        Securities registered pursuant to section 12(b) of the Act: None

        Securities registered pursuant to section 12(g) of the Act: None

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

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Form S-11 Registration Statement filed June 5, 1987 are incorporated by reference into Part IV of this report.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

The Registrant is a publicly-held Limited Partnership organized under the California Uniform Limited Partnership Act. In accordance with the Partnership Agreement, the Registrant's General Partner is Del Taco, Inc., a California corporation ("General Partner"). The Registrant sold 165,415 Units aggregating $4,135,375 through an offering of Limited Partnership Units from June 5, 1987 through June 3, 1988.

The Registrant has engaged in the business of acquiring sites in California for the construction of three Mexican-American restaurants for long-term lease to Del Taco, Inc. for operation under the Del Taco trade name. Each Property is leased for 32 years on a triple-net basis for a rent equal to twelve percent of gross sales of the restaurant constructed thereon. The activities of the Registrant relating to acquisition and development of the Properties is presented under Item 2 below. The term of the Partnership Agreement is until December 31, 2027 unless terminated earlier by means provided therein.

Because the three Properties owned by the Registrant constitute virtually all of the Registrant's income producing assets, the business of the Registrant is almost entirely dependent on the success of the Del Taco trade name restaurants which lease those Properties. In turn, the success of those restaurants, which are not operated by the Registrant, is dependent on a large variety of factors, including, but not limited to, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.

The Registrant has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Registrant, and has a one percent interest in the profits or losses and distributions of the Registrant. Limited Partners have no right to participate in the management or conduct of such business and affairs.

ITEM 2.  PROPERTIES

The Registrant has acquired three Properties with proceeds obtained from the sale of Limited Partnership Units:

                                                                                                        Date of
                                                   Date of                   Restaurant                 Commencement of
Address                   City, State              Acquisition               Constructed                Operation (1)
-------                   -----------              -----------               -----------                -------------
Orangethorpe              Placentia,               August 5, 1988            60 seat with drive         March 27,
Avenue                    CA                                                 through service window     1989

Lakeshore                 Lake Elsinore,           February 1, 1989          60 seat with drive         April 18, (2)
Drive                     CA                                                 through service window     1990

Highland Avenue           San Bernardino,          December 8, 1989          60 seat with drive         July 13,
                          CA                                                 through service window     1990

(1) Commencement of operation is the first date Del Taco, Inc., as lessee, operated the facility on the site as a Del Taco restaurant.

(2) The restaurant is subleased to a franchisee of Del Taco, Inc. and the restaurant operates as a Del Taco restaurant.

                                     PART II

ITEM 3.  LEGAL PROCEEDINGS

The Registrant is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 14, 1994, the General Partner held a special meeting of limited partners of the Partnership at the Doubletree Hotel, 100 The City Drive, Orange, California, for the purpose of voting on whether Del Taco should continue to serve as the General Partner of the Partnership.

A proposal to remove Del Taco as General Partner failed to obtain the necessary majority vote, receiving only 6.18 percent of eligible votes, and was defeated. Thus, Del Taco will continue to serve as sole General Partner of the Partnership, subject to all of the rights and responsibilities set forth in the Partnership's Restated Certificate and Agreement of Limited Partnership.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Registrant, a publicly-held Limited Partnership, sold 165,415 ($4,135,375) Limited Partnership Units during the offering period ended June 3, 1988 and currently has 383 Limited Partners of record. There is no public market for the trading of the Units. Distributions made by the Registrant to the Limited Partners during the past three fiscal years are described in Note 7 to the Notes to the Financial Statements contained under Item 8.

ITEM 6.  SELECTED FINANCIAL DATA

                                           For the Year Ended December 31,
                            1995          1994           1993         1992          1991
                            ----          ----           ----         ----          ----
Rental Revenue           $  275,561    $  273,076    $  259,530    $  246,973    $  235,451

Interest and
 other income                 1,193         1,792         2,221         4,097        12,922

Dividend Income                --            --            --           1,762        17,861

Net income                  134,697       135,669       127,455       122,755       134,217

Net income
 per Limited
 Partnership
 Unit (1)                       .81           .81           .76           .73           .80

Cash Distributions
 per Limited
 Partnership
 Unit (2)(3)(4)(5)(6)
   From operations             1.45          2.00           .61          1.67          1.41
   Return of
     Capital                   --            --            --            2.67          --

Total Assets              2,495,331     2,603,405     2,807,793     2,783,310     3,379,521

Long-term
 Obligations                137,953       137,953       137,953       137,953       137,953

(1) The net income per Limited Partnership Unit was calculated based upon 165,415 weighted average Units outstanding for all years presented.

(2) Cash distributions for the quarter ended December 31, 1991 amounted to $.35 per Limited Partnership Unit and were paid January 2, 1992.

(3) Cash distributions for the quarter ended December 31, 1992 amounted to $.28 per Limited Partnership Unit and were paid December 31, 1992. Five quarterly distributions were disbursed during the year ended December 31, 1992.

(4) Two quarterly distributions were disbursed during the year ended December 31, 1993. Cash distributions for the quarters ended September 30, 1993 and December 31, 1993 amounted to $.83 and were paid January 31, 1994 and February 2, 1994, respectively.

(5) Cash distributions for the quarter ended December 31, 1994 amounted to $.40 per Limited Partnership Unit and were paid January 17, 1995. Five quarterly distributions were disbursed during the year ended December 31, 1994.

(6) Cash distributions for the quarter ended December 31, 1995 amounted to $.40 per Limited Partnership Unit and were paid January 17, 1996. Four distributions were disbursed during the year ended December 31, 1995

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Registrant commenced offering of Limited Partnership Units on June 5, 1987. By June 3, 1988, the sale of such Units provided a total capitalization for the Registrant of $4,135,375 including $1,000 attributable to the Special Limited Partner. 14.5 percent of the cash received from the sale of Limited Partnership Units was used to pay commissions to brokers and to reimburse the General Partner for offering costs incurred. Approximately $3,000,000 of the remaining funds were expended for the acquisition of sites and construction of three restaurants. During 1989, the first restaurant opened for business. The two additional restaurants commenced operation in 1990. In February 1992, the Registrant distributed to Limited Partners of record on December 31,

1991 $442,270 of net proceeds not utilized as reserves and not invested in properties.

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

Results of Operations

The Registrant owns three Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee). The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $275,561 for the year ended December 31, 1995, representing an increase from the rental revenues of $273,076 and $259,530 in 1994 and 1993, respectively. Such increase is directly attributable to increased sales at the restaurants.

The following table sets forth, for the periods indicated, the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of Income:

                         Percentage of Total General & Admin Expense
                         -------------------------------------------

                                          Year Ended
                                          December 31
                                  1995        1994        1993
                                 -------     -------     -------
Accounting fees                    41.57%      47.16%      63.40%
Distribution of
  information to
  Limited Partners                 55.85       48.84       31.96
Legal fees                          0.00        0.00        0.87
Other                               2.58        4.00        3.77
                                 -------     -------     -------
                                  100.00%     100.00%     100.00%
                                 =======     =======     =======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the years ended December 31, general and administrative expenses increased from $35,449 in 1994 to $38,307 in 1995 reflecting higher costs for accounting and administration of the partnership. Pursuant to Del Taco's Reorganization Plan, in December 1993 Del Taco reimbursed the Registrant for all actual legal expenses, and certain other expenses, incurred by the Registrant as a result of the filing of the Bankruptcy Petition. The Registrant incurred depreciation expense in the amount of $103,750, $103,750 and $103,752 for the years ended December 31, 1995, 1994 and 1993, respectively.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's result of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

In fiscal 1996, the Registrant will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of". The Registrant anticipates that SFAS No. 121 will not have a material impact on the Registrant's financial statements.

ITEM 8.  FINANCIAL STATEMENTS

PART I.  INFORMATION

                              INDEX                                      PAGE NUMBER
                              -----                                      -----------
Report of Independent Public Accountants                                       9

Balance Sheets at December 31, 1995 and 1994                                  10

Statements of Income for the years ended
  December 31, 1995, 1994 and 1993                                            11

Statement of Changes in Partners' Equity for
  the three years ended December 31, 1995                                     12

Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993                                            13

Notes to Financial Statements                                                14-18

                           [ARTHUR ANDERSEN LLP LOGO]




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
  Del Taco Income Properties IV:

We have audited the accompanying balance sheets of DEL TACO INCOME PROPERTIES IV (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Income Properties IV as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                             /s/ Arthur Andersen LLP
                                             --------------------------
                                                 ARTHUR ANDERSEN LLP


Orange County, California
February 9, 1996

                          DEL TACO INCOME PROPERTIES IV

                                 BALANCE SHEETS

                                                            DECEMBER 31
                                                      1995             1994
                                                   -----------      -----------
                                     ASSETS

CURRENT ASSETS:
  Cash                                             $    73,542      $    74,956
  Receivable from Del Taco, Inc. (Note 5)               20,087           22,996
  Deposits                                                 400              400
                                                   -----------      -----------
     Total current assets                               94,029           98,352
                                                   -----------      -----------

PROPERTY AND EQUIPMENT, AT COST (NOTE 1)
  Land and improvements                              1,236,700        1,236,700
  Buildings and improvements                         1,289,860        1,289,860
  Machinery and equipment                              484,789          484,789
                                                   -----------      -----------
                                                     3,011,349        3,011,349
    Less: accumulated depreciation                     610,047          506,296
                                                   -----------      -----------
                                                     2,401,302        2,505,053
                                                   -----------      -----------

                                                   $ 2,495,331      $ 2,603,405
                                                   ===========      ===========


                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:

  Payable to Limited Partners                      $     1,652      $     2,236
  Accounts Payable                                         825             --
                                                   -----------      -----------
     Total current liabilities                           2,477            2,236
                                                   -----------      -----------

OBLIGATION TO GENERAL PARTNER (NOTE 3)                 137,953          137,953

PARTNERS' EQUITY (NOTE 2)

  Limited Partners                                   2,362,487        2,469,723
  General Partner - Del Taco, Inc.                      (7,586)          (6,507)
                                                   -----------      -----------
                                                     2,354,901        2,463,216
                                                   -----------      -----------

                                                   $ 2,495,331      $ 2,603,405
                                                   ===========      ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                              STATEMENTS OF INCOME

                                                         YEAR ENDED
                                                         DECEMBER 31
                                              1995          1994          1993
                                            --------      --------      --------
REVENUES:
  Rent (Note 4)                             $275,561      $273,076      $259,530
  Interest                                     1,068         1,592         2,071
  Other                                          125           200           150
                                            --------      --------      --------
                                             276,754       274,868       261,751
                                            --------      --------      --------
EXPENSES:
  General and administrative                  38,307        35,449        27,877
  Depreciation                               103,750       103,750       103,752
  Amortization of organization
    costs                                       --            --           2,667
                                            --------      --------      --------
                                             142,057       139,199       134,296
                                            --------      --------      --------

Net Income                                  $134,697      $135,669      $127,455
                                            ========      ========      ========

Net Income per Limited
  Partnership Unit (Note 1)                 $    .81      $    .81      $    .76
                                            ========      ========      ========

                         The accompanying notes are an
                        integral part of these financial
                                   statements.

                          DEL TACO INCOME PROPERTIES IV

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 1995

                                       Limited Partners           General
                                   ------------------------
                                     Units         Amount         Partner          Total
                                   --------     -----------     -----------     -----------
Balance, December 31, 1992          165,415     $ 2,643,859     $    (4,288)    $ 2,639,571
 Net income                         126,180           1,275         127,455
 Cash distributions (Note 7)       (101,714)         (1,488)       (103,202)
                                   --------     -------------------------------------------
Balance, December 31, 1993          165,415       2,668,325          (4,501)      2,663,824
 Net income                         134,312           1,357         135,669
 Cash distributions (Note 7)       (332,914)         (3,363)       (336,277)
                                   --------     -------------------------------------------
Balance, December 31, 1994          165,415       2,469,723          (6,507)      2,463,216
 Net income                         133,350           1,347         134,697
 Cash distributions (Note 7)       (240,586)         (2,426)       (243,012)
                                   --------     -------------------------------------------
Balance, December 31, 1995          165,415     $ 2,362,487     $    (7,586)    $ 2,354,901
                                   ========     ===========================================


                         The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                            STATEMENTS OF CASH FLOWS

                                                          YEAR ENDED
                                                          DECEMBER 31
                                                1995         1994           1993
                                             ---------     ---------     ---------
SOURCE OF CASH:
  From operations:
    Net income                               $ 134,697     $ 135,669     $ 127,455
    Depreciation                               103,750       103,750       103,752
    Amortization of organizational costs          --            --           2,667
                                             ---------     ---------     ---------
  Total cash provided from operations          238,447       239,419       233,874

  Cash Distributions                           243,012       336,277       103,202
                                             ---------     ---------     ---------
    Excess (deficiency) of cash
      generated over distributions              (4,565)      (96,858)      130,672

  Decrease in receivable from General
    Partner                                      2,909          --            --
  Increase in payable to Limited Partners         --            --             230
  Increase in accounts payable                     825          --            --
                                             ---------     ---------     ---------
                                                  (831)      (96,858)      130,902

USE OF CASH:
  Increase in receivable from General
    Partner                                       --           1,131           373
  Decrease in payable to Limited Partners          583         3,780          --
                                             ---------     ---------     ---------
                                                   583         4,911           373
                                             ---------     ---------     ---------

  Increase (decrease) in cash during
    period                                      (1,414)     (101,769)      130,529
Beginning cash balance                          74,956       176,725        46,196
                                             ---------     ---------     ---------

Ending cash balance                          $  73,542     $  74,956     $ 176,725
                                             =========     =========     =========


                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE PARTNERSHIP: Del Taco Income Properties IV (a California limited partnership) was formed on March 23, 1987, for the purpose of acquiring real property in California for construction of three Mexican-American restaurants to be leased under long-term agreements to Del Taco, Inc. (General Partner for operation under the Del Taco trade name). As of July 13, 1990, all three restaurants had commenced operation on acquired properties.

BASIS OF ACCOUNTING: The Partnership utilizes the accrual method of accounting for transactions relating to the business of the Partnership. Distributions are made to the General and Limited Partners in accordance with the provisions of the Partnership Agreement (see Note 2).

PROPERTY AND EQUIPMENT: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives which are 20 years for land improvements, 35 years for buildings and improvements, and 10 years for machinery and equipment.

INCOME TAXES: No provision has been made for federal or state income taxes on Partnership net income, since the Partnership is not subject to income tax. Partnership income is includable in the taxable income of the individual partners as required under applicable income tax laws. Certain items, primarily related to depreciation methods, are accounted for differently for income tax reporting purposes (see Note 6).

NET INCOME PER LIMITED PARTNERSHIP UNIT: Net income per Limited Partnership Unit is calculated based upon 165,415 weighted average Units outstanding for all years presented.

USE OF ESTIMATES: The preparation of the financial statments in conformity with generally accepted acounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statments and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995

NOTE 2 - PARTNERS' EQUITY

Pursuant to the Partnership Agreement, annual partnership net income or loss is allocated one percent to the General Partner and 99 percent to the Limited Partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the Limited Partners until allocated gains and profits equal losses, distributions and syndication costs, and until each class of Limited Partners receive their priority return as defined in the Partnership Agreement. Additional gains will be allocated 12 percent to the General Partner and 88 percent to the Limited Partners.

NOTE 3 - SITE SELECTION AND DEVELOPMENT FEE

Under terms of the Partnership Agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of the gross proceeds of the offering. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. One percent of the gross proceeds of the offering has been paid to the General Partner. The remaining four percent of this fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the Limited Partners' interests until all restaurants have opened and the Limited Partners have received certain minimum returns on their investment, as required by the Partnership Agreement. It is the policy of the Partnership to accrue the site selection and development fee as an obligation to the General Partner. No fees were earned for such services during 1995, 1994 and 1993.

NOTE 4 - LEASING ACTIVITIES

The Registrant leases certain properties for operation of restaurants to Del Taco, Inc. (General Partner) on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases. The Registrant had a total of three Properties leased to Del Taco as of December 31, 1995, 1994 and 1993 (Del Taco, in turn, has subleased one of the restaurants to a Del Taco franchisee).

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995

NOTE 5 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 1995. The rent receivable was collected on January 16, 1996.

The General Partner received $2,426 in distributions relating to its one percent interest in the Registrant for the year ended December 31, 1995.

Del Taco, Inc. serves in the capacity of general partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

Partners Network Corp., a California corporation ("PNC"), which is wholly-owned by the same principals who own the Dealer Manager, who was primarily responsible for selling Limited Partnership Units, is the Special Limited Partner of the Partnership, as defined in the Partnership Agreement. PNC will monitor the Partnership investments and perform services in connection with the disposition of properties in the future. In return for such services, PNC will be entitled to receive certain subordinated distributions and payments.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995

NOTE 6  - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

                                          1995        1994          1993
                                          ----        ----          ----
Net income per financial statements    $ 134,697    $ 135,669     $ 127,455

Excess STET depreciation                  20,124       19,930         8,167
Amortization of capitalized
  startup costs                             --         (2,624)       (7,828)
                                       ---------    ---------     ---------

Taxable income                         $ 154,821    $ 152,975     $ 127,794
                                       =========    =========     =========

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 1995, is as follows:

Partners' equity per financial
  statements                                                        $ 2,354,901

Issue costs of Limited Partnership
  Units capitalized for tax purposes                                    579,259

Excess tax depreciation                                                 (65,720)

Other                                                                      --
                                                                    -----------
Net worth for tax purposes                                          $ 2,868,440
                                                                    ===========

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995

NOTE 7 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to Limited Partners for the three years ended December 31, 1995 were as follows:

                                                      Weighted         Number of
                                     Distributions     Average           Units
                                      per Limited     Number of       Outstanding
                                      Partnership       Units          at the End
Quarter Ended                            Unit        Outstanding       of Quarter
-------------                        -------------   -----------      -----------
March 31, 1993                         $    .35        165,415           165,415
June 30, 1993                               .26        165,415           165,415
                                       --------
  Total paid in 1993                   $    .61
                                       ========

September 30, 1993                     $    .21        165,415           165,415
December 31, 1993                           .62        165,415           165,415
March 31, 1994                              .27        165,415           165,415
June 30, 1994                               .49        165,415           165,415
September 30, 1994                          .41        165,415           165,415
                                       --------
  Total paid in 1994                   $   2.00
                                       ========

December 31, 1994                      $    .40        165,415           165,415
March 31, 1995                              .33        165,415           165,415
June 30, 1995                               .31        165,415           165,415
September 30, 1995                          .41        165,415           165,415
                                       --------
  Total paid in 1995                   $   1.45
                                       ========

Cash distributions per Limited Partnership Unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 1995 amounted to $.40 per Limited Partnership Unit and were paid January 15, 1996.

                                    PART III

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:

Name                    Title                                                    Age
----                    -----                                                    ---
Kevin K. Moriarty       Director, Chairman and Chief Executive Officer           49

Paul W. Hitzelberger    Executive Vice President, Brand Strategy and
                         Franchise Relations/Development                         51

Robert Terrano          Executive Vice President and
                         Chief Financial Officer                                 40

James D. Stoops         Executive Vice President, Operations                     43

Janet D. Simmons        Senior Vice President, Purchasing                        39

Michael L. Annis        Vice President, Secretary and General Counsel            49

C. Douglas Mitchell     Vice President and Corporate Controller                  45


The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 1996.

(c)      None

(d) No family relationship exists between any such director or executive officer of the General Partner.

(e) The following is an account of the business experience during the past five years of each such director and executive officer:

Kevin K. Moriarty, Director, Chairman and Chief Executive Officer of Del Taco, Inc. Mr. Moriarty began his career with Burger King Corporation in 1974 in Operations Unit Management. In 1983, he was promoted to Area Manager in New York, and was subsequently promoted to the Regional Vice President, Chicago Region in 1985. In 1988, he became Executive Vice President and General Manager of the North Central Division. Mr. Moriarty served in that position until 1990 when he joined Del Taco, Inc. as President and Chief Executive Officer on July 31, 1990. Mr. Moriarty has served as a Director of the General Partner since 1990.

Paul W. Hitzelberger, Executive Vice President, Brand Strategy and Franchise Relations/Development of Del Taco, Inc. He was appointed to his current position in December 1995. Mr. Hitzelberger has responsibility for franchise development, relations and training and will oversee public relations and training for the corporation. From 1991 to 1995, Mr. Hitzelberger was Executive Vice President, Marketing of Del Taco, Inc. From September 1988 through September 1989, Mr. Hitzelberger was Chief Executive Officer of Environmental Marketing Group. Prior to that, Mr. Hitzelberger was a Vice President of Del Taco, Inc. Prior to joining Del Taco, Inc., he served as Vice President - Marketing at the department store division of Lucky Stores, Inc., a major supermarket retailer. Prior to his position with Lucky, Mr. Hitzelberger held various positions in marketing and retailing at Wallpapers to Go, Inc., a division of General Mills, Inc., and Coast to Coast Stores, Inc. a subsidiary of Household Merchandising, Inc. Mr. Hitzelberger received a Master of Business Administration degree from Loyola University in Chicago, Illinois.

Robert J. Terrano, Executive Vice President and Chief Financial Officer of Del Taco, Inc. From May 1994 to April 1995, Mr. Terrano served as Chief Financial Officer for Denny's, Inc. in Spartanburg, S.C. From August 1983 to May 1994, he served with Burger King Corporation, Miami Florida, in a variety of positions, most recently as Division Controller. Mr. Terrano joined Del Taco, Inc. in April 1995.

James D. Stoops, Executive Vice President, Operations of Del Taco, Inc. From 1968 to 1991, Mr. Stoops served in a wide variety of Operations positions with Burger King Corporation with increasing levels of responsibility. In 1985, Mr. Stoops was appointed Region Vice President/General Manager for the New York region and served in that position until October of 1990. In January of 1991, he joined Del Taco, Inc. in his current post.

Janet D. Simmons, Senior Vice President, Purchasing of Del Taco, Inc. From 1979 to 1986, Ms. Simmons was with Denny's Inc. She served in the Research and Development department in a variety of positions until 1982 when she was promoted to the position of Purchasing Agent. Ms. Simmons was hired in 1986 as Manager of Contract Purchasing with Carl Karcher Enterprises, a post she held until March 1990 when she became Vice President, Purchasing for Del Taco, Inc. Ms. Simmons has a Bachelor of Science degree in Foods and Nutrition from Cal State Polytechnic University in Pomona, California.

Michael L. Annis, Vice President, Secretary and General Counsel of Del Taco, Inc. From 1981 to 1986 Mr. Annis served as Regional Real Estate Manager and Director of Real Estate Services with Taco Bell, Inc. In 1986 he served as Regional General Manager with Quaker State Minit Lube. In January of 1987 Mr. Annis joined Red Robin International, Inc. as General Counsel and was subsequently promoted to Vice President/Secretary and later Vice President Real Estate Development/Secretary and General Counsel, the position he held until joining Del Taco, Inc. in December of 1993. Mr. Annis received his J.D. Degree from Whittier College.

C. Douglas Mitchell, Vice President and Corporate Controller. Mr. Mitchell joined Del Taco, Inc. in August of 1994 as Controller and was promoted to his current position in January 1996. From 1990 to 1994, Mr. Mitchell was a Senior Audit Manager with Coopers & Lybrand. Prior to 1990, Mr. Mitchell held various positions in finance and accounting with the Geneva Companies (a subsidiary of Chemical Bank), Zaremba Corporation (a real estate developer) and The Dexter Corporation (an international manufacturer of specialty materials). Mr. Mitchell has a Bachelor of Science degree with a major in accounting from the University of Southern California.

ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

The Registrant has no executive officers or directors and pays no direct remuneration to any executive officer or director of its General Partner. The Registrant has not issued any options or stock appreciation rights to any executive officer or director of its General Partner, nor does the Registrant propose to pay any annuity, pension or retirement benefits to any executive officer or director of its General Partner. The Registrant has no plan, nor does the Registrant presently propose a plan, which will result in any remuneration being paid to any executive officer or director of the General Partner upon termination of employment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) No person of record currently owns more than five percent of Limited Partnership Units of the Registrant, nor was any person known of by the Registrant to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b) Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any Limited Partnership Units of the Registrant.

(c) The Registrant knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Registrant, except for provisions in the Partnership Agreement providing for removal of the General Partner by holders of a majority of the Limited Partnership Units and if a material event of default occurs under the financing agreements of the General Partner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) No transactions have occurred between the Registrant and any executive officer or director of its General Partner.

         During 1995, the following transactions occurred between the Registrant and the General Partner pursuant to the terms of the Partnership Agreement.

         (1) The General Partner earned $1,347 as its one percent share of the net income of the Registrant.

         (2) The General Partner received $2,426 in distributions relating to its one percent interest in the Registrant.

(b) During 1995, the Registrant had no business relationships with any entity of a type required to be reported under this item.

(c) Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the Registrant at any time during 1995 for any amount in excess of $60,000.

(d)      Not applicable.

                                     PART IV

ITEM 14(a)(1) AND (2).  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND
                        REPORTS ON FORM 8-K


All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)      No reports on Form 8-K were filed during the last quarter of 1995.

(c)      Exhibits required by Item 601 of Regulation S-K:

         1. Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Income Properties IV filed as
                  Exhibit 3.01 to Registrant's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

         2. Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Income Properties IV.

         3. Incorporated herein by reference, Form of Standard Lease to be entered into by Registrant and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Registrant's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

        27.       Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DEL TACO INCOME PROPERTIES IV
                                      a California limited partnership
                                      Registrant

                                      Del Taco, Inc.
                                      General Partner


Date March 07, 1996                   Kevin K. Moriarty
     --------------                   -----------------
                                      Kevin K. Moriarty
                                      Director, Chairman and Chief
                                      Executive Officer


Date March 07, 1996                   Michael L. Annis
     --------------                   ----------------
                                      Michael L. Annis
                                      Vice President, Secretary and
                                      General Counsel


Date March 07, 1996                   Robert J. Terrano
     --------------                   -----------------
                                      Robert J. Terrano
                                      Executive Vice President and
                                      Chief Financial Officer


Date March 07, 1996                   C. Douglas Mitchell
     --------------                   -------------------
                                      C. Douglas Mitchell
                                      Vice President and Corporate
                                      Controller