Form 10-Q
period 1996-03-31
DEL TACO INCOME PROPERTIES IV
filed 1996-05-06
CIK 812630

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

FOR THE QUARTERLY PERIOD ENDED                  MARCH 31, 1996
                               -------------------------------------------------

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                               ----------------------    -----------------------

COMMISSION FILE NO. 33-13437

                       DEL TACO RESTAURANT PROPERTIES IV
                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         CALIFORNIA                                    33-0241855
               (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
         1800 W. KATELLA AVENUE, ORANGE, CALIFORNIA                       92667
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (714) 744-4334
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   No
                                               ---      ---
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                      INDEX

                          DEL TACO INCOME PROPERTIES IV


PART I.  FINANCIAL INFORMATION                             PAGE NUMBER


Item 1.  Financial Statements and Supplementary Data


Balance Sheets at March 31, 1996 (Unaudited) and
     December 31, 1995                                         3

Statements of Income for the three months ended
     March 31, 1996 and 1995 (Unaudited)                       4

Statements of Cash Flows for the three months ended
     March 31, 1996 and 1995 (Unaudited)                       5

Notes to Financial Statements                                  6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      9


SIGNATURES                                                    10

                          DEL TACO INCOME PROPERTIES IV

                                 BALANCE SHEETS



                                                                                   MARCH 31      December 31
                                                                                    1996             1995
                                                                                 -----------     -----------
                                                                                 (UNAUDITED)
                                                    ASSETS
CURRENT ASSETS:
  Cash                                                                           $    60,879     $    73,542
  Receivable from General Partner (Note 4)                                            20,691          20,087
  Deposits                                                                               400             400
                                                                                 -----------     -----------
    Total current assets                                                              81,970          94,029
                                                                                 -----------     -----------

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                                                            1,236,700       1,236,700
  Buildings and improvements                                                       1,289,860       1,289,860
  Machinery and equipment                                                            484,789         484,789
                                                                                 -----------     -----------
                                                                                   3,011,349       3,011,349
  Less--accumulated depreciation                                                     635,983         610,047
                                                                                 -----------     -----------
                                                                                   2,375,366       2,401,302
                                                                                 -----------     -----------

                                                                                 $ 2,457,336     $ 2,495,331
                                                                                 ===========     ===========


                                       LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                                                    $     2,208     $     1,652
  Accounts Payable                                                                     8,925             825
                                                                                 -----------     -----------

    Total current liabilities                                                         11,133           2,477

OBLIGATION TO GENERAL PARTNER                                                        137,953         137,953
                                                                                 -----------     -----------

PARTNERS' EQUITY
  Limited Partners                                                                 2,316,303       2,362,487
  General Partner-Del Taco, Inc.                                                      (8,053)         (7,586)
                                                                                 -----------     -----------
                                                                                   2,308,250       2,354,901
                                                                                 -----------     -----------

                                                                                 $ 2,457,336     $ 2,495,331
                                                                                 ===========     ===========


                          The accompanying notes are an
                   integral part of these financial statements

                          DEL TACO INCOME PROPERTIES IV

                              STATEMENTS OF INCOME

                                   (UNAUDITED)



                                      THREE MONTHS ENDED
                                           MARCH 31
                                      1996           1995
                                    -------        -------
REVENUES:
  Rent (Notes 3 and 4)              $64,956        $64,161
  Interest                              306           --
  Other                                --              275
                                    -------        -------
                                     65,262         64,436
                                    -------        -------
EXPENSES:
  General and administrative         19,877         19,980
  Depreciation                       25,937         25,926
                                    -------        -------
                                     45,814         45,906
                                    -------        -------
Net income                          $19,448        $18,530
                                    =======        =======

Net income per Limited
  Partnership Unit (Note 2)            $.12           $.11
                                       ====           ====

                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                         MARCH 31

                                                     1996         1995
                                                   --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                        $ 19,448     $ 18,530
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                     25,937       25,926
    Increase in payable to Limited Partner              556         --
    (Increase) decrease in receivable
     from General Partner                              (604)          88
    Increase in accounts payable                      8,100       10,477
                                                   --------     --------

      Net cash provided by operating activities      53,437       55,021

CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                      66,100       67,636
                                                   --------     --------

Net decrease in cash                                (12,663)     (12,615)

Beginning cash balance                               73,542       74,956
                                                   --------     --------

Ending cash balance                                $ 60,879     $ 62,341
                                                   ========     ========

                          The accompanying notes are an
                   integral part of these financial tatements.

                          DEL TACO INCOME PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 1996, the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995 have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented which amounted to 165,415 in 1996 and 1995.

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

NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 32 years

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 1996

commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of three Properties leased as of March 31, 1996 and 1995, one of which has been subleased to a Del Taco franchisee.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from the General Partner consists primarily of rent accrued for the month of March. The March rent was collected on April 11, 1996.

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

NOTE 5 - DISTRIBUTIONS

On April 9, 1996, a distribution to the Limited Partners of $53,134, or approximately $.32 per Limited Partnership Unit, was approved. Such distribution was paid April 16, 1996. The General Partner also received a distribution of $537 with respect to its 1% partnership interest.

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

Results of Operations

The Registrant owns three Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee). The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $64,956 for the three months ended March 31, 1996 representing an increase from the rental revenues of $64,161 in 1995. Such increase is directly attributable to increased sales at the restaurants during the three months ended March 31,1996.

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                                Percentage of Total
                                         General & Administrative Expense
                                         --------------------------------

                                                Three Months Ended
                                                     March 31
                                              1996               1995
                                             ------             ------

Accounting fees                               78.23%             79.70%
Distribution of
  information to
  Limited Partners                            20.51              16.66
Other                                          1.26               3.64
                                             ------             ------
                                             100.00%            100.00%
                                             ======             ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended March 31, general and administrative expenses decreased from $19,980 in 1995 to $19,877 in 1996. The Registrant incurred depreciation expense in the amount of $25,937 and $25,926 for the three months ended March 31, 1996 and 1995 respectively.

As a result of increased revenues totaling $826 for the three months ended March 31, 1996 and decreased expenses totaling $92 for the three months ended March 31, 1996, the net income of the Registrant increased from $18,530 for the three months ended March 31, 1995 to $19,448 for the corresponding period in 1996.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the three months ended March 31, 1996.

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


                                            DEL TACO INCOME PROPERTIES IV
                                            (a California limited partnership)
                                            Registrant

                                            Del Taco, Inc.
                                            General Partner



Date:  April 30, 1996                       /s/ Robert J. Terrano
                                            ---------------------------
                                            Robert J. Terrano
                                            Executive Vice President,
                                            Chief Financial Officer


Date:  April 30, 1996                       /s/ C. Douglas Mitchell
                                            ---------------------------
                                            C. Douglas Mitchell
                                            Vice President and Corporate
                                            Controller