Form 10-Q
period 1996-06-30
DEL TACO INCOME PROPERTIES IV
filed 1996-08-06
CIK 812630

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED,       JUNE 30, 1996
                               ----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

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

                                     INDEX

                         DEL TACO INCOME PROPERTIES IV
                         -----------------------------


PART I.  FINANCIAL INFORMATION                            PAGE NUMBER
- ------------------------------                            -----------
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at June 30, 1996 (Unaudited) and
     December 31, 1995                                         3

Statements of Income for the three and six months ended
     June 30, 1996 and 1995 (Unaudited)                        4

Statements of Cash Flows for the six months ended
     June 30, 1996 and 1995 (Unaudited)                        5

Notes to Financial Statements                                  6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         8


PART II. OTHER INFORMATION
- --------------------------

Item 6.  Exhibits and Reports on Form 8-K                     10

         27     Financial Data Schedule

SIGNATURES                                                    11
- ----------

                         DEL TACO INCOME PROPERTIES IV
                         -----------------------------

                                 BALANCE SHEETS
                                 --------------


                                                    JUNE 30     December 31
                                                      1996         1995
                                                   ----------   -----------
                                                   (UNAUDITED)
                                  ASSETS
                                  ------
CURRENT ASSETS:
  Cash                                             $   58,352   $   73,542
  Receivable from General Partner (Note 4)             81,397       20,087
  Deposits                                                400          400
                                                   ----------   ----------
    Total current assets                              140,149       94,029
                                                   ----------   ----------

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                             1,236,700    1,236,700
  Buildings and improvements                        1,289,860    1,289,860
  Machinery and equipment                             484,789      484,789
                                                   ----------   ----------
                                                    3,011,349    3,011,349
  Less--accumulated depreciation                      661,922      610,047
                                                   ----------   ----------
                                                    2,349,427    2,401,302
                                                   ----------   ----------
                                                   $2,489,576   $2,495,331
                                                   ==========   ==========

                    LIABILITIES AND PARTNERS' EQUITY
                    --------------------------------

CURRENT LIABILITIES:
  Payable to Limited Partners                      $    2,474   $    1,652
  Accounts Payable                                         --          825
                                                   ----------   ----------
    Total current liabilities                           2,474        2,477

OBLIGATION TO GENERAL PARTNER                         137,953      137,953
                                                   ----------   ----------

PARTNERS' EQUITY
  Limited Partners                                  2,356,797    2,362,487
  General Partner-Del Taco, Inc.                       (7,648)      (7,586)
                                                   ----------   ----------
                                                    2,349,149    2,354,901
                                                   ----------   ----------
                                                   $2,489,576   $2,495,331
                                                   ==========   ==========


                         The accompanying notes are an
                  integral part of these financial statements

                         DEL TACO INCOME PROPERTIES IV
                         -----------------------------

                              STATEMENTS OF INCOME
                              --------------------

                                  (UNAUDITED)
                                  -----------

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    JUNE 30                           JUNE 30
                                             1996             1995             1996             1995
                                           --------         --------         --------         --------
REVENUES:
  Rent (Notes 3 and 4)                     $126,726         $ 68,567         $191,682         $132,728
  Interest                                      185              301              491              501
  Other                                          --               --               --               75
                                           --------         --------         --------         --------
                                            126,911           68,868          192,173          133,304
                                           --------         --------         --------         --------

EXPENSES:
  General and administrative                  6,851            6,161           26,728           26,141
  Depreciation                               25,939           25,939           51,876           51,865
                                           --------         --------         --------         --------
                                             32,790           32,100           78,604           78,006
                                           --------         --------         --------         --------

Net income                                 $ 94,121         $ 36,768         $113,569         $ 55,298
                                           ========         ========         ========         ========

Net income per Limited
  Partnership Unit (Note 2)                  $ 0.56           $ 0.22           $ 0.68           $ 0.33
                                             ======           ======           ======           ======





                         The accompanying notes are an
                  integral part of these financial statements.

                         DEL TACO INCOME PROPERTIES IV
                         -----------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                  (UNAUDITED)
                                  -----------

                                                         SIX MONTHS ENDED
                                                             JUNE 30
                                                         1996      1995
                                                       --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                            $113,569  $ 55,298
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                         51,876    51,865
    Increase (decrease)in payable to Limited Partner        822      (145)
    (Increase) decrease in receivable
     from General Partner                               (61,310)       92
    Decrease in accounts payable                           (825)       --
                                                       --------  --------

      Net cash provided by operating activities         104,132   107,110

CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                         119,322   122,142
                                                       --------  --------

Net decrease in cash                                    (15,190)  (15,032)

Beginning cash balance                                   73,542    74,956
                                                       --------  --------

Ending cash balance                                    $ 58,352  $ 59,924
                                                       ========  ========





                         The accompanying notes are an
                  integral part of these financial statements.

                         DEL TACO INCOME PROPERTIES IV
                         -----------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                 JUNE 30, 1996
                                 -------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 1996, the results of operations and cash flows for the six month periods ended June 30, 1996 and 1995 have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 32 years

DEL TACO INCOME PROPERTIES IV
- -----------------------------
NOTES TO FINANCIAL STATEMENTS - CONTINUED
- -----------------------------------------
JUNE 30, 1996
- -------------

commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of three Properties leased as of June 30, 1996 and 1995, one of which has been subleased to a Del Taco franchisee.

Rental revenue for the three and six month periods ended June 30, 1996 was higher than the corresponding period in 1995 due to the earning of supplemental rent, as provided for in the lease agreements, based on the operating results of the individual restaurants.


NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from the General Partner consists primarily of rent accrued for the month of June. The June rent was collected on July 12, 1996.

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

NOTE 5 - DISTRIBUTIONS

On July 16, 1996, a distribution to the Limited Partners of $108,062, or approximately $.65 per Limited Partnership Unit, was approved. Such distribution was paid July 23, 1996. The General Partner also received a distribution of $1,092 with respect to its 1% partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- -------------------------------

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

Results of Operations
- ---------------------

The Registrant owns three Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee). The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $126,726 for the three months ended June 30, 1996 representing an increase from the rental revenues of $68,567 in 1995. The Registrant had rental revenue of $191,682 for the six months ended June 30, 1996 representing an increase from the rental revenues of $132,728 in 1995. Such increase was attributable to the earning of supplemental rent, as provided for in the lease agreements, based on the operating results of individual restaurants.

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                                 Percentage of Total
                                           General & Administrative Expense
                                           --------------------------------
                                                   Six Months Ended
                                                       June 30
                                                    1996      1995
                                                   ------    ------
Accounting fees                                     58.18%    60.92%
Distribution of
  information to
  Limited Partners                                  37.67     36.30
Other                                                4.15      2.78
                                                   ------    ------
                                                   100.00%   100.00%
                                                   ======    ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended June 30, general and administrative expenses increased from $6,161 in 1995 to $6,851 in 1996. For the six months ended June 30, general and administrative expenses increased from $26,141 in 1995 to $26,728 in 1996. The Registrant incurred depreciation expense in the amount of $25,939 for the three months ended June 30, 1996 and 1995 respectively. The Registrant incurred depreciation expense in the amount of $51,876 and $51,865 for the six months ended June 30, 1996 and 1995 respectively.

As a result of increased revenues totaling $58,043 for the three months ended June 30,1996 and increased expenses totaling $690 for the three months ended June 30, 1996, the net income of the Registrant increased from $36,768 for the three months ended June 30, 1995 to $94,121 for the corresponding period in 1996. As a result of increased revenues totaling $58,869 for the six months ended June 30, 1996 and increased expenses totaling $598 for the six months ended June 30, 1996, the net income of the Registrant increased from $55,298 for the six months ended June 30, 1995 to $113,569 for the corresponding period in 1996.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.



PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the six months ended June 30, 1996.

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


                                         DEL TACO INCOME PROPERTIES IV
                                         (a California limited partnership)
                                         Registrant

                                         Del Taco, Inc.
                                         General Partner



Date:  July 30, 1996                     /s/ Robert J. Terrano
                                         ---------------------------
                                         Robert J. Terrano
                                         Executive Vice President,
                                         Chief Financial Officer


Date:  July 30, 1996                     /s/ C. Douglas Mitchell
                                         ---------------------------
                                         C. Douglas Mitchell
                                         Vice President and Corporate
                                         Controller