Form 10-Q
period 1996-09-30
DEL TACO INCOME PROPERTIES IV
filed 1996-11-05
CIK 812630

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED,            SEPTEMBER 30, 1996
                                ------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------
COMMISSION FILE NO. 33-13437

                         DEL TACO INCOME PROPERTIES IV
                        a California limited partnership
             (Exact name of registrant as specified in its charter)

                    CALIFORNIA                       33-0241855
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)       Identification Number)

23041 AVENIDA DE LA CARLOTA, SUITE 400, LAGUNA HILLS, CA       92653
      (Address of principal executive offices)               (Zip Code)

                                 (714) 462-7399
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

                                     INDEX


                         DEL TACO INCOME PROPERTIES IV
                         -----------------------------


PART I.  FINANCIAL INFORMATION                                   PAGE NUMBER
------------------------------                                   -----------
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at September 30, 1996 (Unaudited) and
     December 31, 1995                                                3

Statements of Income for the three and nine months ended
     September 30, 1996 and 1995 (Unaudited)                          4

Statements of Cash Flows for the nine months ended
     September 30, 1996 and 1995 (Unaudited)                          5

Notes to Financial Statements                                         6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                8


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                            10


SIGNATURES                                                           11
----------

                         DEL TACO INCOME PROPERTIES IV
                         -----------------------------

                                 BALANCE SHEETS
                                 --------------



                                                                    SEPTEMBER 30  December 31
                                                                        1996         1995
                                                                    -----------   -----------
                                                                    (UNAUDITED)
                                      ASSETS
                                      ------
CURRENT ASSETS:
  Cash                                                               $   71,234   $   73,542
  Receivable from General Partner (Note 4)                               25,818       20,087
  Deposits                                                                  400          400
                                                                     ----------   ----------
    Total current assets                                                 97,452       94,029
                                                                     ----------   ----------

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                                               1,236,700    1,236,700
  Buildings and improvements                                          1,289,860    1,289,860
  Machinery and equipment                                               484,789      484,789
                                                                     ----------   ----------
                                                                      3,011,349    3,011,349
  Less--accumulated depreciation                                        687,859      610,047
                                                                     ----------   ----------
                                                                      2,323,490    2,401,302
                                                                     ----------   ----------

                                                                     $2,420,942   $2,495,331
                                                                     ==========   ==========


                         LIABILITIES AND PARTNERS' EQUITY
                         --------------------------------

CURRENT LIABILITIES:
  Payable to Limited Partners                                        $    3,068   $    1,652
  Accounts Payable                                                          467          825
                                                                     ----------   ----------
    Total current liabilities                                             3,535        2,477

OBLIGATION TO GENERAL PARTNER                                           137,953      137,953
                                                                     ----------   ----------

PARTNERS' EQUITY
  Limited Partners                                                    2,287,812    2,362,487
  General Partner-Del Taco, Inc.                                         (8,358)      (7,586)
                                                                     ----------   ----------
                                                                      2,279,454    2,354,901
                                                                     ----------   ----------

                                                                     $2,420,942   $2,495,331
                                                                     ==========   ==========


                         The accompanying notes are an
                  integral part of these financial statements

                         DEL TACO INCOME PROPERTIES IV
                         -----------------------------

                              STATEMENTS OF INCOME
                              --------------------

                                  (UNAUDITED)
                                  -----------

                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 SEPTEMBER 30                      SEPTEMBER 30
                                             1996             1995             1996            1995
                                           --------         --------         --------        --------
REVENUES:
  Rent (Notes 3 and 4)                     $ 71,440         $ 73,589         $263,122         $206,317
  Interest                                      373              283              864              784
  Other                                          25                -               25               75
                                           --------         --------         --------         --------
                                             71,838           73,872          264,011          207,176
                                           --------         --------         --------         --------

EXPENSES:
  General and administrative                  7,629            5,856           34,357           31,997
  Depreciation                               25,937           25,937           77,813           77,802
                                           --------         --------         --------         --------
                                             33,566           31,793          112,170          109,799
                                           --------         --------         --------         --------

Net income                                 $ 38,272         $ 42,079         $151,841         $ 97,377
                                           ========         ========         ========         ========

Net income per Limited
  Partnership Unit (Note 2)                $   0.23         $   0.25         $   0.91         $   0.58
                                           ========         ========         ========         ========




                         The accompanying notes are an
                  integral part of these financial statements.

                         DEL TACO INCOME PROPERTIES IV
                         -----------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                  (UNAUDITED)
                                  -----------


                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30
                                                         1996                 1995
                                                      ---------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                             $151,841             $ 97,377
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                         77,813               77,802
    Increase (decrease) in payable
     to Limited Partners                                  1,416                 (522)
    (Increase) decrease in receivable
     from General Partner                                (5,731)                (833)
    Increase (decrease) in accounts payable                (358)               3,353
                                                       --------             --------

      Net cash provided by operating activities         224,981              177,177

CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                         227,289              173,839
                                                       --------             --------

Net increase (decrease) in cash                          (2,308)               3,338

Beginning cash balance                                   73,542               74,956
                                                       --------             --------

Ending cash balance                                    $ 71,234             $ 78,294
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

                         DEL TACO INCOME PROPERTIES IV
                         -----------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               SEPTEMBER 30, 1996
                               ------------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at September 30, 1996, the results of operations and cash flows for the nine month periods ended September 30, 1996 and 1995 have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 32 years

DEL TACO INCOME PROPERTIES IV
-----------------------------
NOTES TO FINANCIAL STATEMENTS - CONTINUED
-----------------------------------------
SEPTEMBER 30, 1996
------------------

commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of three Properties leased as of September 30, 1996 and 1995, one of which has been subleased to a Del Taco franchisee.

Rental revenue for the nine month periods ended September 30, 1996 was higher than the corresponding period in 1995 due to the earning of supplemental rent, as provided for in the lease agreements, based on the operating results of the individual restaurants.


NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from the General Partner consists primarily of rent accrued for the month of September. The September rent was collected on October 11, 1996.

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

NOTE 5 - DISTRIBUTIONS

On October 14, 1996, a distribution to the Limited Partners of $60,902, or approximately $.37 per Limited Partnership Unit, was approved. Such distribution was paid October 15, 1996. The General Partner also received a distribution of $615 with respect to its 1% partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

The Registrant commenced an offering of Limited Partnership Units on June 5, 1987. By June 1, 1988, the sale of such Units provided a total capitalization for the Registrant of $4,135,375 including $1,000 attributable to the Special Limited Partner. 14.5 percent of the cash received from the sale of Limited Partnership Units was used to pay commissions to brokers and to reimburse the General Partner for offering costs incurred. Approximately $3,000,000 of the remaining funds were expended for the acquisition of sites and construction of three restaurants. During 1989, the first restaurant opened for business. The two additional restaurants commenced operation in 1990. In February 1992, the Registrant distributed to Limited Partners of record on December 31, 1991 $442,270 of net proceeds not utilized as reserves and not invested in properties.

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

Results of Operations
---------------------

The Registrant owns three Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee). The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $71,440 for the three months ended September 30, 1996 representing a decrease from the rental revenues of $73,589 in 1995. The Registrant had rental revenue of $263,122 for the nine months ended September 30, 1996 representing an increase from the rental revenues of $206,317 in 1995. Such increase was attributable to the earning of supplemental rent, as provided for in the lease agreements, based on the operating results of individual restaurants.

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                               Percentage of Total
                                         General & Administrative Expense
                                         --------------------------------

                                                Nine Months Ended
                                                   September 30
                                              1996            1995
                                            -------          -------
Accounting fees                               45.45%           49.77%
Distribution of
  information to
  Limited Partners                            51.31            47.62
Other                                          3.24             2.61
                                             ------           ------
                                             100.00%          100.00%
                                             ======           ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended September 30, general and administrative expenses increased from $5,856 in 1995 to $7,629 in 1996. The increase in general and administrative expense was caused primarily by printing costs for new checks, envelopes and stationary. For the nine months ended September 30, general and administrative expenses increased from $31,997 in 1995 to $34,357 in 1996. The Registrant incurred depreciation expense in the amount of $25,937 for the three months ended September 30, 1996 and 1995, respectively. The Registrant incurred depreciation expense in the amount of $77,813 and $77,802 for the nine months ended September 30, 1996 and 1995, respectively.

As a result of decreased revenues totaling $2,034 for the three months ended September 30,1996 and increased expenses totaling $1,773 for the three months ended September 30, 1996, the net income of the Registrant decreased from $42,079 for the three months ended September 30, 1995 to $38,272 for the corresponding period in 1996. As a result of increased revenues totaling $56,835 for the nine months ended September 30, 1996 and increased expenses totaling $2,371 for the nine months ended September 30, 1996, the net income of the Registrant increased from $97,377 for the nine months ended September 30, 1995 to $151,841 for the corresponding period in 1996.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.




PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the nine months ended September 30, 1996.

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


                                              DEL TACO INCOME PROPERTIES IV
                                              (a California limited partnership)
                                              Registrant

                                              Del Taco, Inc.
                                              General Partner



Date:  October 30, 1996                       /s/ Robert J. Terrano
                                              --------------------------------
                                              Robert J. Terrano
                                              Executive Vice President,
                                              Chief Financial Officer


Date:  October 30, 1996                       /s/ C. Douglas Mitchell
                                              --------------------------------
                                              C. Douglas Mitchell
                                              Vice President and Corporate
                                              Controller