Form 10-K
period 1996-12-31
DEL TACO INCOME PROPERTIES IV
filed 1997-03-13
CIK 812630

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 33-13437

                         DEL TACO INCOME PROPERTIES IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   CALIFORNIA
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                          23041 AVENIDA DE LA CARLOTA
                            LAGUNA HILLS, CALIFORNIA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   33-0241855
                                (I.R.S. EMPLOYER
                             IDENTIFICATION NUMBER)

                                     92653
                                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 462-9300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X      No ___

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

ITEM 2.     PROPERTIES

The Registrant has acquired three Properties with proceeds obtained from the sale of Limited Partnership Units:

                                                                         Date of
                                  Date of           Restaurant         Commencement of
Address          City, State      Acquisition       Constructed        Operation (1)
-------          -----------      -----------       -----------        -------------
Orangethorpe     Placentia,       August 5, 1988    60 seat with       March 27,
Avenue           CA                                 drive through      1989
                                                    service window

Lakeshore        Lake Elsinore,   February 1, 1989  60 seat with       April 18,   (2)
Drive            CA                                 drive through      1990
                                                    service window

Highland Avenue  San Bernardino,  December 8, 1989  60 seat with       July 13,
                 CA                                 drive through      1990
                                                    service window

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

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Registrant, a publicly-held Limited Partnership, sold 165,415 ($4,135,375) Limited Partnership Units during the offering period ended June 3, 1988 and currently has 386 Limited Partners of record. There is no public market for the trading of the Units. Distributions made by the Registrant to the Limited Partners during the past three fiscal years are described in Note 7 to the Notes to the Financial Statements contained under Item 8.

ITEM 6.     SELECTED FINANCIAL DATA

                                               For the Year Ended December 31,
                              1996         1995          1994         1993        1992
                              ----         ----          ----         ----        ----
Rental Revenue              $361,980      $275,561     $273,076     $259,530    $246,973

Interest and
 other income                  1,244         1,193        1,792        2,221       4,097

Dividend Income                   -             -            -            -        1,762

Net income                   219,223       134,697      135,669      127,455     122,755

Net income
 per Limited
 Partnership
 Unit (1)                       1.31           .81          .81          .76         .73

Cash Distributions
 per Limited
 Partnership
 Unit (2)(3)(4)(5)(6)
   From operations              1.74          1.45         2.00          .61        1.67
   Return of
     Capital                      -             -            -            -         2.67

Total Assets               2,429,366     2,495,331    2,603,405    2,807,793   2,783,310

Long-term
 Obligations                 137,953       137,953      137,953      137,953     137,953

(1) The net income per Limited Partnership Unit was calculated based upon 165,415 weighted average Units outstanding for all years presented.

(2) Cash distributions for the quarter ended December 31, 1992 amounted to $.28 per Limited Partnership Unit and were paid December 31, 1992. Five quarterly distributions were disbursed during the year ended December 31, 1992.

(3) Two quarterly distributions were disbursed during the year ended December 31, 1993. Cash distributions for the quarters ended September 30, 1993 and December 31, 1993 amounted to $.83 and were paid January 31, 1994 and February 2, 1994, respectively.

(4) Cash distributions for the quarter ended December 31, 1994 amounted to $.40 per Limited Partnership Unit and were paid January 17, 1995. Five quarterly distributions were disbursed during the year ended December 31, 1994.

(5) Cash distributions for the quarter ended December 31, 1995 amounted to $.40 per Limited Partnership Unit and were paid January 17, 1996. Four distributions were disbursed during the year ended December 31, 1995.

(6) Cash distributions for the quarter ended December 31, 1996 amounted to $.41 per Limited Partnership Unit and were paid January 31, 1997. Four distributions were disbursed during the year ended December 31, 1996.

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

Results of Operations

The Registrant owns three Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee). The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $361,980 for the year ended December 31, 1996, representing an increase from the rental revenues of $275,561 and $273,076 in 1995 and 1994, respectively. Such increase is directly attributable to the earning of supplemental rent in the amount of $87,490.

The following table sets forth, for the periods indicated, the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of Income:

                      Percentage of Total General & Admin. Expense

                                              Year Ended
                                              December 31,
                                      1996        1995        1994
                                    --------    -------     ------
Accounting fees                      41.12%      41.57%      47.16%
Distribution of
  information to
  Limited Partners                   55.77       55.85       48.84
Other                                 3.11        2.58        4.00
                                    -------     -------     ------
                                    100.00%     100.00%     100.00%
                                    =======     =======     =======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the years ended December 31, general and administrative expenses increased from $38,307 in 1995 to $40,251 in 1996 reflecting higher costs for accounting and administration of the partnership. The Registrant incurred depreciation expense of $103,750 for each of the years ended December 31, 1996, 1995 and 1994.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's result of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

In Fiscal 1996, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." The adoption of SFAS No. 121 did not have a material impact on the Registrant's financial statements.

ITEM 8.  FINANCIAL STATEMENTS

PART I.  INFORMATION

                  INDEX                                    PAGE NUMBER
                  -----                                    -----------
Report of Independent Public Accountants                        9

Balance Sheets at December 31, 1996 and 1995                   10

Statements of Income for the years ended
  December 31, 1996, 1995 and 1994                             11

Statement of Changes in Partners' Equity for
  the three years ended December 31, 1996                      12

Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994                             13

Notes to Financial Statements                                 14-18

                              ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of
 Del Taco Restaurant Properties IV:


We have audited the accompanying balance sheets of DEL TACO RESTAURANT PROPERTIES IV (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties IV as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                        /s/ ARTHUR ANDERSEN LLP
                                        --------------------------------
                                            ARTHUR ANDERSEN LLP

Orange County, California
February 14, 1997

                          DEL TACO INCOME PROPERTIES IV

                                 BALANCE SHEETS


                                                                DECEMBER 31,
                                                           1996                1995
                                                     -----------------     --------------
                                         ASSETS

CURRENT ASSETS:
  Cash                                                     $   79,857         $   73,542
  Receivable from Del Taco, Inc. (Note 5)                      51,558             20,087
  Deposits                                                        400                400
                                                     -----------------     --------------
     Total current assets                                     131,815             94,029
                                                     -----------------     --------------

PROPERTY AND EQUIPMENT, AT COST (NOTE 1)
  Land and improvements                                     1,236,700          1,236,700
  Buildings and improvements                                1,289,860          1,289,860
  Machinery and equipment                                     484,789            484,789
                                                     -----------------     --------------
                                                            3,011,349          3,011,349
    Less: accumulated depreciation                            713,798            610,047
                                                     -----------------     --------------
                                                            2,297,551          2,401,302
                                                     -----------------     --------------
                                                           $2,429,366         $2,495,331
                                                     =================     ==============

                    LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                              $    3,038         $    1,652
  Accounts Payable                                              3,000                825
                                                     -----------------     --------------
     Total current liabilities                                  6,038              2,477
                                                     -----------------     --------------
OBLIGATION TO GENERAL PARTNER (NOTE 3)                        137,953            137,953

PARTNERS' EQUITY (NOTE 2)
  Limited Partners                                          2,293,656          2,362,487
  General Partner - Del Taco, Inc.                             (8,281)             (7,586)
                                                     -----------------     --------------
                                                            2,285,375          2,354,901
                                                     -----------------     --------------
                                                           $2,429,366         $2,495,331
                                                     =================     ==============



                 The accompanying notes are an integral part of
                           these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                              STATEMENTS OF INCOME


                                                           YEAR ENDED
                                                           DECEMBER 31
                                                1996          1995           1994
                                             ------------  ------------   ------------
REVENUES:
  Rent (Note 4)                                 $361,980      $275,561       $273,076
  Interest                                         1,194         1,068          1,592
  Other                                               50           125            200
                                             ------------  ------------   ------------
                                                 363,224       276,754        274,868
                                             ------------  ------------   ------------
EXPENSES:
  General and administrative                      40,251        38,307         35,449
  Depreciation                                   103,750       103,750        103,750
                                             ------------  ------------   ------------
                                                 144,001       142,057        139,199
                                             ------------  ------------   ------------

Net Income                                      $219,223      $134,697       $135,669
                                             ============  ============   ============

Net Income per Limited
  Partnership Unit (Note 1)                        $1.31          $.81           $.81
                                                   =====          ====           ====



                 The accompanying notes are an integral part of
                           these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 1996


                                             Limited Partners
                                       --------------------------         General
                                           Units          Amount          Partner            Total
                                       -------------   -------------    -------------    -------------
Balance, December 31, 1993                   165,415      $2,668,325          $(4,501)      $2,663,824
 Net income                                                  134,312            1,357          135,669
 Cash distributions (Note 7)                                (332,914)          (3,363)        (336,277)
                                       -------------   -------------    -------------    -------------
Balance, December 31, 1994                   165,415       2,469,723           (6,507)       2,463,216
 Net income                                                  133,350            1,347          134,697
 Cash distributions (Note 7)                                (240,586)          (2,426)        (243,012)
                                       -------------   -------------    -------------    -------------
Balance, December 31, 1995                   165,415       2,362,487           (7,586)       2,354,901
 Net income                                                  217,031            2,192          219,223
 Cash distributions (Note 7)                                (285,862)          (2,887)        (288,749)
                                       -------------   -------------    -------------    -------------
Balance, December 31, 1996                   165,415      $2,293,656          $(8,281)      $2,285,375
                                       =============   =============    =============    =============




                 The accompanying notes are an integral part of
                           these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                            STATEMENTS OF CASH FLOWS


                                                                  YEAR ENDED
                                                                  DECEMBER 31
                                                       1996          1995           1994
                                                    ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                             $219,223      $134,697      $135,669
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                          103,750       103,750       103,750
  Increase (decrease) in payable to
   Limited Partner                                        1,387         (583)        (3,780)
  (Increase) decrease in receivable
   from General Partner                                (31,471)         2,909        (1,131)
  Decrease in accounts payable                            2,175           825       -
                                                    ------------  ------------  ------------
    Net cash provided by operating
     activities                                         295,064       241,598       235,508


CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                         (288,749)    (243,012)      (336,277)
                                                    ------------  ------------  ------------
Net increase (decrease) in cash                          6,315         (1,414)      (101,769)
Beginning cash balance                                   73,542        74,956       176,725
                                                    ------------  ------------  ------------
Ending cash balance                                     $79,857       $73,542       $74,956
                                                    ============  ============  ============



                 The accompanying notes are an integral part of
                           these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


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

USE OF ESTIMATES: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996


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

NOTE 3 - SITE SELECTION AND DEVELOPMENT FEE

Under terms of the Partnership Agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of the gross proceeds of the offering. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. One percent of the gross proceeds of the offering has been paid to the General Partner. The remaining four percent of this fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the Limited Partners' interests until all restaurants have opened and the Limited Partners have received certain minimum returns on their investment, as required by the Partnership Agreement. It is the policy of the Partnership to accrue the site selection and development fee as an obligation to the General Partner. No fees were earned for such services during 1996, 1995 and 1994.

NOTE 4 - LEASING ACTIVITIES

The Registrant leases certain properties for operation of restaurants to Del Taco, Inc. (General Partner) on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases. The Registrant had a total of three Properties leased to Del Taco as of December 31, 1996, 1995 and 1994 (Del Taco, in turn, has subleased one of the restaurants to a Del Taco franchisee).

Rental revenue for the year ended December 31, 1996 was higher than 1995 and 1994 due to the earning of $87,490 of supplemental rent, as provided for in the lease agreements, based on the operating results of the individual restaurants.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996


NOTE 5 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 1996 as well as supplemental rent. These amounts were collected on January 17, 1997.

The General Partner received $2,887 in distributions relating to its one percent interest in the Registrant for the year ended December 31, 1996.

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

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996


NOTE 6  - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

                                            1996         1995           1994
                                        -----------   -----------   -----------
Net income per financial statements        $219,223      $134,697      $135,669
Excess book depreciation                     27,151        20,124        19,930
Amortization of capitalized
  startup costs                                --            --          (2,624)
                                        -----------   -----------   -----------
Taxable income                             $246,374      $154,821      $152,975
                                        ===========   ===========   ===========

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 1996, is as follows:

Partners' equity per financial
  statements                                    $2,285,375
Issue costs of Limited Partnership
  Units capitalized for tax purposes               579,259
Excess tax depreciation                            (38,569)
Other                                                  --
                                                ----------
Net worth for tax purposes                      $2,826,065
                                                ==========

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996


NOTE 7 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to Limited Partners for the three years ended December 31, 1996 were as follows:

                                                        Weighted        Number of
                                   Distributions        Average           Units
                                    per Limited        Number of       Outstanding
                                 Partnership Unit        Units        at the End of
Quarter Ended                                         Outstanding        Quarter
                                 ------------------  ---------------  ---------------
September 30, 1993                      $  .21          165,415          165,415
December 31, 1993                          .62          165,415          165,415
March 31, 1994                             .27          165,415          165,415
June 30, 1994                              .49          165,415          165,415
September 30, 1994                         .41          165,415          165,415
                                        ------
  Total paid in 1994                    $ 2.00
                                        ======

December 31, 1994                       $  .40          165,415          165,415
March 31, 1995                             .33          165,415          165,415
June 30, 1995                              .31          165,415          165,415
September 30, 1995                         .41          165,415          165,415
                                        ------
  Total paid in 1995                    $ 1.45
                                        ======

 December 31, 1995                      $  .40          165,415          165,415
March 31, 1996                             .32          165,415          165,415
June 30, 1996                              .65          165,415          165,415
September 30, 1996                         .37          165,415          165,415
                                        ------
  Total paid in 1996                    $ 1.74
                                        ======

Cash distributions per Limited Partnership Unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 1996 amounted to $.41 per Limited Partnership Unit and were paid January 31, 1997.

                                    PART III


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL
          PARTNER

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:

Name                    Title                                               Age
----                    -----                                               ---
Kevin K. Moriarty       Director, Chairman and Chief Executive Officer      50

Paul W. Hitzelberger    Executive Vice President, Brand Strategy and
                         Franchise Relations/Development                    52

Robert J. Terrano       Executive Vice President and
                         Chief Financial Officer                            41

James D. Stoops         Executive Vice President, Operations                44

Janet D. Simmons        Senior Vice President, Purchasing                   40

Michael L. Annis        Vice President, Secretary and General Counsel       50

C. Douglas Mitchell     Vice President and Corporate Controller             46

The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 1997.

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

      During 1996, the following transactions occurred between the Registrant and the General Partner pursuant to the terms of the Partnership Agreement.

      (1) The General Partner earned $2,192 as its one percent share of the net income of the Registrant.

      (2) The General Partner received $2,887 in distributions relating to its one percent interest in the Registrant.

(b) During 1996, the Registrant had no business relationships with any entity of a type required to be reported under this item.

(c) Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the Registrant at any time during 1996 for any amount in excess of $60,000.

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

(b) No reports on Form 8-K were filed during the last quarter of 1996.

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



Date March 07, 1997                       Kevin K. Moriarty
     --------------                       -----------------
                                          Kevin K. Moriarty
                                          Director, Chairman and Chief
                                          Executive Officer


Date March 07, 1997                       Michael L. Annis
     --------------                       ----------------
                                          Michael L. Annis
                                          Vice President, Secretary and
                                          General Counsel


Date March 07, 1997                       Robert J. Terrano
     --------------                       -----------------
                                          Robert J. Terrano
                                          Executive Vice President and
                                          Chief Financial Officer


Date March 07, 1997                       C. Douglas Mitchell
     --------------                       -------------------
                                          C. Douglas Mitchell
                                          Vice President and Corporate
                                          Controller