Form 10-Q
period 1997-03-31
DEL TACO INCOME PROPERTIES IV
filed 1997-05-09
CIK 812630

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




(Mark one)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED,    MARCH 31, 1997
                               -----------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

COMMISSION FILE NO. 33-13437

                          DEL TACO INCOME PROPERTIES IV
                        a California limited partnership
             (Exact name of registrant as specified in its charter)

                    CALIFORNIA                      33-0241855
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)       Identification Number)

   23041 AVENIDA DE LA CARLOTA, LAGUNA HILLS, CALIFORNIA   92653
      (Address of principal executive offices)           (Zip Code)

                                 (714) 462-9300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

                                      INDEX

                          DEL TACO INCOME PROPERTIES IV




PART I.  FINANCIAL INFORMATION                                           PAGE NUMBER
------------------------------                                           -----------
Item 1.  Financial Statements and Supplementary Data

Balance Sheets at March 31, 1997 (Unaudited) and
     December 31, 1996                                                        3

Statements of Income for the three months ended
     March 31, 1997 and 1996 (Unaudited)                                      4

Statements of Cash Flows for the three months ended
     March 31, 1997 and 1996 (Unaudited)                                      5

Notes to Financial Statements                                                 6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     9


SIGNATURES                                                                   10

                          DEL TACO INCOME PROPERTIES IV

                                 BALANCE SHEETS



                                                    MARCH 31        December 31
                                                      1997             1996
                                                  -----------       -----------
                                                  (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash                                            $    87,082       $    79,857
  Receivable from General Partner (Note 4)             23,472            51,558
  Deposits                                                400               400
                                                  -----------       -----------
    Total current assets                              110,954           131,815
                                                  -----------       -----------

PROPERTY AND EQUIPMENT, AT COST:
  Land and improvements                             1,236,700         1,236,700
  Buildings and improvements                        1,289,860         1,289,860
  Machinery and equipment                             484,789           484,789
                                                  -----------       -----------
                                                    3,011,349         3,011,349
  Less--accumulated depreciation                      739,735           713,798
                                                  -----------       -----------
                                                    2,271,614         2,297,551
                                                  -----------       -----------

                                                  $ 2,382,568       $ 2,429,366
                                                  ===========       ===========


                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                     $     3,038       $     3,038
  Accounts Payable                                      3,688             3,000
                                                  -----------       -----------
    Total current liabilities                           6,726             6,038
                                                  -----------       -----------

OBLIGATION TO GENERAL PARTNER                         137,953           137,953
                                                  -----------       -----------

PARTNERS' EQUITY:
  Limited Partners                                  2,246,645         2,293,656
  General Partner-Del Taco, Inc.                       (8,756)           (8,281)
                                                  -----------       -----------
                                                    2,237,889         2,285,375
                                                  -----------       -----------

                                                  $ 2,382,568       $ 2,429,366
                                                  ===========       ===========



                          The accompanying notes are an
                   integral part of these financial statements

                          DEL TACO INCOME PROPERTIES IV

                              STATEMENTS OF INCOME

                                   (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                               MARCH 31
                                                         1997             1996
                                                       -------           -------
REVENUES:
  Rent (Notes 3 and 4)                                 $65,548           $64,956
  Interest                                                 734               306
  Other                                                     50              --
                                                       -------           -------
                                                        66,332            65,262
                                                       -------           -------

EXPENSES:
  General and administrative                            19,092            19,877
  Depreciation                                          25,937            25,937
                                                       -------           -------
                                                        45,029            45,814
                                                       -------           -------

Net income                                             $21,303           $19,448
                                                       =======           =======

Net income per Limited
  Partnership Unit (Note 2)                            $   .13           $   .12
                                                       =======           =======



                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                           THREE MONTHS ENDED
                                                                 MARCH 31
                                                            1997         1996
                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                               $ 21,303      $ 19,448
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                           25,937        25,937
    Increase in payable to Limited Partner                   --             556
    Decrease (increase) in receivable
     from General Partner                                  28,086          (604)
    Increase in accounts payable                              688         8,100
                                                         --------      --------

      Net cash provided by operating activities            76,014        53,437

CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                            68,789        66,100
                                                         --------      --------

Net increase (decrease) in cash                             7,225       (12,663)

Beginning cash balance                                     79,857        73,542
                                                         --------      --------

Ending cash balance                                      $ 87,082      $ 60,879
                                                         ========      ========



                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 1997, the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996 have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented which amounted to 165,415 in 1997 and 1996.

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

                          DEL TACO INCOME PROPERTIES IV

                                 MARCH 31, 1997


NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 32 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of three Properties leased as of March 31, 1997 and 1996, one of which has been subleased to a Del Taco franchisee.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from the General Partner consists primarily of rent accrued for the month of March. The March rent was collected on April 11, 1997.

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

NOTE 5 - DISTRIBUTIONS

On April 9, 1997, a distribution to the Limited Partners of $81,261 or approximately $.49 per Limited Partnership Unit, was approved. Such distribution was paid April 18, 1997. The General Partner also received a distribution of $821 with respect to its 1% partnership interest.

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

Results of Operations

The Registrant owns three Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee). The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $65,548 for the three months ended March 31, 1997 representing an increase from the rental revenues of $64,956 in 1996. Such increase is directly attributable to increased sales at the restaurants during the three months ended March 31, 1997.

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                                           Percentage of Total
                                                     General & Administrative Expense
                                                     --------------------------------
                                                            Three Months Ended
                                                                 March 31
                                                        1997                 1996
                                                       ------               ------
Accounting fees                                         78.23%               78.23%
Distribution of
  information to
  Limited Partners                                      21.77                20.51
Other                                                      --                 1.26
                                                       ------               ------

                                                       100.00%              100.00%
                                                       ======               ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended March 31, general and administrative expenses decreased from $19,877 in 1996 to $19,092 in 1997. The Registrant incurred depreciation expense in the amount of $25,937 for the three months ended March 31, 1997 and 1996.

As a result of increased revenues totaling $1,070 for the three months ended March 31, 1997 and decreased expenses totaling $785 for the three months ended March 31, 1997, the net income of the Registrant increased from $19,448 for the three months ended March 31, 1996 to $21,303 for the corresponding period in 1997.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the three months ended March 31, 1997.

27. Financial Data Schedule

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


                                              DEL TACO INCOME PROPERTIES IV
                                              (a California limited partnership)
                                              Registrant

                                              Del Taco, Inc.
                                              General Partner



Date:  April 30, 1997                         /s/ Robert J. Terrano
                                              ----------------------------------
                                              Robert J. Terrano
                                              Executive Vice President,
                                              Chief Financial Officer


Date:  April 30, 1997                         /s/ C. Douglas Mitchell
                                              ----------------------------------
                                              C. Douglas Mitchell
                                              Vice President and Corporate
                                              Controller