Form 10-Q
period 1997-06-30
DEL TACO INCOME PROPERTIES IV
filed 1997-07-31
CIK 812630

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                   JUNE 30, 1997
                                -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                                ---------------------     ---------------------

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

================================================================================

                                      INDEX

                          DEL TACO INCOME PROPERTIES IV
                          -----------------------------


PART I.  FINANCIAL INFORMATION                             PAGE NUMBER
------------------------------                             -----------
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at June 30, 1997 (Unaudited) and
     December 31, 1996                                          3

Statements of Income for the three and six months ended
     June 30, 1997 and 1996 (Unaudited)                         4

Statements of Cash Flows for the six months ended
     June 30, 1997 and 1996 (Unaudited)                         5

Notes to Financial Statements                                   6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          9


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                      11


SIGNATURES                                                     12
----------


                          DEL TACO INCOME PROPERTIES IV
                          -----------------------------
                                 BALANCE SHEETS
                                 --------------



                                                                  JUNE 30            December 31
                                                                    1997                 1996
                                                                -----------          -----------
                                                                (UNAUDITED)

                                     ASSETS
                                     ------
CURRENT ASSETS:
      Cash                                                       $    69,782          $    79,857
      Receivable from General Partner (Note 4)                        24,481               51,558
      Deposits                                                           400                  400
                                                                 -----------          -----------
                  Total current assets                                94,663              131,815
                                                                 -----------          -----------

PROPERTY AND EQUIPMENT, AT COST
      Land and improvements                                        1,236,700            1,236,700
      Buildings and improvements                                   1,289,860            1,289,860
      Machinery and equipment                                        484,789              484,789
                                                                 -----------          -----------
                                                                   3,011,349            3,011,349
      Less--accumulated depreciation                                 765,672              713,798
                                                                 -----------          -----------
                                                                   2,245,677            2,297,551
                                                                 -----------          -----------

                                                                 $ 2,340,340          $ 2,429,366
                                                                 ===========          ===========


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


CURRENT LIABILITIES:
      Payable to Limited Partners                                $     2,503          $     3,038
      Accounts Payable                                                 3,338                3,000
                                                                 -----------          -----------
                  Total current liabilities                            5,841                6,038
                                                                 -----------          -----------

OBLIGATION TO GENERAL PARTNER                                        137,953              137,953
                                                                 -----------          -----------

PARTNERS' EQUITY
      Limited Partners                                             2,205,715            2,293,656
      General Partner-Del Taco, Inc.                                  (9,169)              (8,281)
                                                                 -----------          -----------
                                                                   2,196,546            2,285,375
                                                                 -----------          -----------

                                                                 $ 2,340,340          $ 2,429,366
                                                                 ===========          ===========



                          The accompanying notes are an
                   integral part of these financial statements

                          DEL TACO INCOME PROPERTIES IV

                              STATEMENTS OF INCOME

                                  (UNAUDITED)


                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                              JUNE 30                            JUNE 30
                                       1997             1996             1997             1996
                                     --------         --------         --------         --------
REVENUES:
  Rent (Notes 3 and 4)               $ 72,202         $126,726         $137,750         $191,682
  Interest                                364              185            1,098              491
  Other                                    25               --               75               --
                                     --------         --------         --------         --------
                                       72,591          126,911          138,923          192,173
                                     --------         --------         --------         --------

EXPENSES:
  General and administrative            5,915            6,851           25,007           26,728
  Depreciation                         25,937           25,939           51,874           51,876
                                     --------         --------         --------         --------
                                       31,852           32,790           76,881           78,604
                                     --------         --------         --------         --------

Net income                           $ 40,739         $ 94,121         $ 62,042         $113,569
                                     ========         ========         ========         ========

Net income per Limited
  Partnership Unit (Note 2)          $   0.24         $   0.56         $   0.37         $   0.68
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

                          DEL TACO INCOME PROPERTIES IV
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------


                                                              SIX MONTHS ENDED
                                                                   JUNE 30
                                                           1997                1996
                                                         --------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                               $  62,042          $ 113,569
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                       51,874             51,876
         (Decrease) increase in payable to
          Limited Partner                                     (535)               822
         Decrease (increase) in receivable
          from General Partner                              27,077            (61,310)
         Increase (decrease) in accounts payable               338               (825)
                                                         ---------          ---------

                  Net cash provided by
                   operating activities                    140,796            104,132

CASH FLOWS FROM FINANCING ACTIVITIES:

     Cash distributions to partners                       (150,871)          (119,322)
                                                         ---------          ---------

Net decrease in cash                                       (10,075)           (15,190)

Beginning cash balance                                      79,857             73,542
                                                         ---------          ---------

Ending cash balance                                      $  69,782          $  58,352
                                                         =========          =========








                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 1997
                                  -------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 1997, the results of operations and cash flows for the six month periods ended June 30, 1997 and 1996 have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

In fiscal 1996, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount of fair value less cost to sell.

The adoption of SFAS No. 121 did not have a material effect on the Registrant's financial statements.

                          DEL TACO INCOME PROPERTIES IV
                          -----------------------------
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------
                                  JUNE 30, 1997
                                  -------------


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

NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 32 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of three Properties leased as of June 30, 1997 and 1996, one of which has been subleased to a Del Taco franchisee.

Rental revenue for the three and six month periods ended June 30, 1996 was higher than the corresponding period in 1997 due to the earning of supplemental rent, as provided for in the lease agreements, based on the operating results of the individual restaurants. Supplemental rent due for 1997 will be based on earnings, as defined in the partnerships agreement for the full year ending December 31, 1997. Supplemental rent earned by the Registrant for 1997, if any, will be determined and recorded in the fourth quarter of 1997.

For the three months ended June 30, 1997, the two restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $377,174 and net income of $14,444 as compared to $355,623 and $17,399 respectively, for the corresponding period in 1996. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months

                          DEL TACO INCOME PROPERTIES IV
                          -----------------------------
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------
                                  JUNE 30, 1997
                                  -------------

NOTE 3 - LEASING ACTIVITIES - (CONTINUED)

ended June 30, 1997, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $224,509 as compared with $214,790 during the same period in 1996.

For the six months ended June 30, 1997, the two restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $722,898 and net income of $25,432 as compared to $698,390 and $33,024 respectively, for the corresponding period in 1996. For the six months ended June 30, 1997, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $425,019 as compared with $413,323 during the same period in 1996.

For the three months and six months ended June 30, 1997, the Highland Avenue restaurant in Highland, California reported net losses of $3,731 and $7,155 as compared to net losses of $5,603 and $9,510 respectively, for the corresponding period in 1996.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from the General Partner consists primarily of rent accrued for the month of June. The June rent was collected on July 10, 1997.

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

NOTE 5 - DISTRIBUTIONS

On July 12, 1997, a distribution to the Limited Partners of $61,656, or approximately $.37 per Limited Partnership Unit, was approved. Such distribution was paid July 23, 1997. The General Partner also received a distribution of $623 with respect to its 1% partnership interest.

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

Results of Operations
---------------------

The Registrant owns three Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee). The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $72,202 for the three months ended June 30, 1997 representing a decrease from the rental revenues of $126,726 in 1996. The Registrant had rental revenue of $137,750 for the six months ended June 30, 1997 representing a decrease from the rental revenues of $191,682 in 1996. Rental revenue for the three and six month periods ended June 30, 1996 was higher than the corresponding period in 1997 due to the earning of supplemental rent, as provided for in the lease agreements, based on the operating results of the individual restaurants. Supplemental rent due for 1997 will be based on earnings, as defined in the partnerships agreement for the full year ending December 31, 1997. Supplemental rent earned by the Registrant for 1997, if any, will be determined and recorded in the fourth quarter of 1997.

The following table sets forth rental revenue earned by restaurant for the quarter and year to date:

                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   JUNE 30                            JUNE 30
                                            1997             1996             1997              1996
                                            ----             ----             ----              ----
Orangethorpe Ave., Placentia, CA          $ 31,032         $ 57,430         $ 59,943         $ 87,008

Lakeshore Dr., Lake Elsinore, CA            26,941           45,612           51,002           69,436

Highland Ave., San Bernardino, CA           14,229           23,684           26,805           35,238
                                          --------         --------         --------         --------
       Total                              $ 72,202         $126,726         $137,750         $191,682
                                          ========         ========         ========         ========


The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                                 Percentage of Total
                                           General & Administrative Expense
                                           --------------------------------
                                                  Six Months Ended
                                                       June 30
                                             1997                   1996
                                            ------                 ------
Accounting fees                              65.43%                58.18%
Distribution of
  information to
  Limited Partners                           31.38                 37.67
Other                                         3.19                  4.15
                                            ------                ------
                                            100.00%               100.00%
                                            ======                ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended June 30, general and administrative expenses decreased from $6,851 in 1996 to $5,915 in 1997. For the six months ended June 30, general and administrative expenses decreased from $26,728 in 1996 to $25,007 in 1997. The Registrant incurred depreciation expense in the amount of $25,937 and $25,939 for the three months ended June 30, 1997 and 1996 respectively. The Registrant incurred depreciation expense in the amount of $51,874 and $51,876 for the six months ended June 30, 1997 and 1996, respectively.

As a result of decreased revenues totaling $54,320 for the three months ended June 30, 1997 and decreased expenses totaling $938 for the three months ended June 30, 1997, the net income of the Registrant decreased from $94,121 for the three months ended June 30, 1996 to $40,739 for the corresponding period in 1997. As a result of decreased revenues totaling $53,250 for the six months ended June 30, 1997 and decreased expenses totaling $1,723 for the six months ended June 30, 1997, the net income of the Registrant decreased from $113,569 for the six months ended June 30, 1996 to $62,042 for the corresponding period in 1997.

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


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

(b)      No reports on Form 8-K were filed during the six months ended
         June 30, 1997.

27       Financial Data Schedule.

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


                                         DEL TACO INCOME PROPERTIES IV
                                         (a California limited partnership)
                                         Registrant

                                         Del Taco, Inc.
                                         General Partner



Date:  July 30, 1997                     /s/ Robert J. Terrano
                                         -------------------------
                                         Robert J. Terrano
                                         Executive Vice President,
                                         Chief Financial Officer


Date:  July 30, 1997                     /s/ C. Douglas Mitchell
                                         -------------------------
                                         C. Douglas Mitchell
                                         Vice President and Corporate
                                         Controller