Form 10-Q
period 1997-09-30
DEL TACO INCOME PROPERTIES IV
filed 1997-11-07
CIK 812630

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED          SEPTEMBER 30, 1997
                               ----------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO
                               -------------------    -----------------
COMMISSION FILE NO. 33-13437

                         DEL TACO INCOME PROPERTIES IV
                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         CALIFORNIA                                    33-0241855
               (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

    23041 AVENIDA DE LA CARLOTA, SUITE 400, LAGUNA HILLS,                 92653
                         CALIFORNIA                                    (ZIP CODE)
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (714) 462-9300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO
                                               ---     ---
================================================================================

                                      INDEX

                          DEL TACO INCOME PROPERTIES IV


PART I.  FINANCIAL INFORMATION                                   PAGE NUMBER
                                                                 -----------

Item 1.  Financial Statements and Supplementary Data


Balance Sheets at September 30, 1997 (Unaudited) and
     December 31, 1996                                                3

Statements of Income for the three and nine months ended
     September 30, 1997 and 1996 (Unaudited)                          4

Statements of Cash Flows for the nine months ended
     September 30, 1997 and 1996 (Unaudited)                          5

Notes to Financial Statements                                         6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                            11


SIGNATURES                                                           12

                          DEL TACO INCOME PROPERTIES IV

                                 BALANCE SHEETS



                                                    SEPTEMBER 30    December 31
                                                       1997            1996
                                                    ------------    -----------
                                                    (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash                                              $    79,151     $    79,857
  Receivable from General Partner (Note 4)               24,398          51,558
  Deposits                                                  400             400
                                                    -----------     -----------
    Total current assets                                103,949         131,815
                                                    -----------     -----------

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                               1,236,700       1,236,700
  Buildings and improvements                          1,289,860       1,289,860
  Machinery and equipment                               484,789         484,789
                                                    -----------     -----------
                                                      3,011,349       3,011,349
  Less--accumulated depreciation                        791,609         713,798
                                                    -----------     -----------
                                                      2,219,740       2,297,551
                                                    -----------     -----------
                                                    $ 2,323,689     $ 2,429,366
                                                    ===========     ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                       $     2,503     $     3,038
  Accounts Payable                                        3,566           3,000
                                                    -----------     -----------
    Total current liabilities                             6,069           6,038

OBLIGATION TO GENERAL PARTNER                           137,953         137,953
                                                    -----------     -----------

PARTNERS' EQUITY
  Limited Partners                                    2,189,005       2,293,656
  General Partner-Del Taco, Inc.                         (9,338)         (8,281)
                                                    -----------     -----------
                                                      2,179,667       2,285,375
                                                    -----------     -----------
                                                    $ 2,323,689     $ 2,249,366
                                                    ===========     ===========



                          The accompanying notes are an
                   integral part of these financial statements

                          DEL TACO INCOME PROPERTIES IV

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                       SEPTEMBER 30            SEPTEMBER 30
                                 ---------------------     ---------------------
                                    1997        1996         1997         1996
                                 --------     --------     --------     --------
REVENUES:
  Rent (Notes 3 and 4)           $ 75,161     $ 71,440     $212,911     $263,122
  Interest                            311          373        1,409          864
  Other                               225           25          300           25
                                 --------     --------     --------     --------
                                   75,697       71,838      214,620      264,011
                                 --------     --------     --------     --------

EXPENSES:
  General and administrative        4,360        7,629       29,367       34,357
  Depreciation                     25,937       25,937       77,811       77,813
                                 --------     --------     --------     --------
                                   30,297       33,566      107,178      112,170
                                 --------     --------     --------     --------
Net income                       $ 45,400     $ 38,272     $107,442     $151,841
                                 ========     ========     ========     ========
Net income per Limited
  Partnership Unit (Note 2)        $ 0.27       $ 0.23       $ 0.64       $ 0.91
                                   ======       ======       ======       ======




                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30
                                                       ------------------------
                                                          1997           1996
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                            $ 107,442      $ 151,841
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                          77,811         77,813
    Increase (decrease)in payable
     to Limited Partners                                    (535)         1,416
    (Increase) decrease in receivable
     from General Partner                                 27,160         (5,731)
    Increase (decrease) in accounts payable                  566           (358)
                                                       ---------      ---------
      Net cash provided by operating activities          212,444        224,981

CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                         (213,150)      (227,289)
                                                       ---------      ---------

Net decrease in cash                                        (706)        (2,308)

Beginning cash balance                                    79,857         73,542
                                                       ---------      ---------
Ending cash balance                                    $  79,151      $  71,234
                                                       =========      =========



                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at September 30, 1997, the results of operations and cash flows for the nine month periods ended September 30, 1997 and 1996 have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

In fiscal 1996, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

The adoption of SFAS No. 121 did not have a material effect on the Registrant's financial statements.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 1997


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

NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 32 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of three Properties leased as of September 30, 1997 and 1996, one of which has been subleased to a Del Taco franchisee.

Rental revenue for the nine month period ended September 30, 1997 was lower than the corresponding period in 1996 due to the earning of supplemental rent, as provided for in the lease agreements, based on the operating results of the individual restaurants.

For the three months ended September 30, 1997, the two restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $400,106 and net income of $22,772 as compared to $382,099 and $3,344 respectively, for the corresponding period in 1996. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended September 30, 1997, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $226,231 as compared with $213,242 during the same period in 1996.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 1997

NOTE 3 - LEASING ACTIVITIES - (Continued)

For the nine months ended September 30, 1997, the two restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $1,123,008 and net income of $48,204 as compared to $1,080,489 and $36,368 respectively, for the corresponding period in 1996. For the nine months ended September 30, 1997, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $651,250 as compared with $626,564 during the same period in 1996.

For the three months and nine months ended September 30, 1997, the Highland Avenue restaurant in Highland, California reported net income of $350 and net loss of $6,805 as compared to net losses of $6,222 and $15,732 respectively, for the corresponding period in 1996.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from the General Partner consists primarily of rent accrued for the month of September. The September rent was collected on October 11, 1997.

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

NOTE 5 - DISTRIBUTIONS

On October 15, 1997, a distribution to the Limited Partners of $70,932, or approximately $.43 per Limited Partnership Unit, was approved. Such distribution was paid October 16, 1997. The General Partner also received a distribution of $716 with respect to its 1% partnership interest.

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

Results of Operations

The Registrant owns three Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee). The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $75,161 for the three months ended September 30, 1997 representing an increase from the rental revenues of $71,440 in 1996. The Registrant had rental revenue of $212,911 for the nine months ended September 30, 1997 representing a decrease from the rental revenues of $263,122 in 1996. Such decrease was attributable to the earning of supplemental rent, as provided for in the lease agreements, based on the operating results of individual restaurants.

The following table sets forth rental revenue earned by restaurant for the quarter and year to date:

                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                           SEPTEMBER 30             SEPTEMBER 30
                                      ---------------------     ---------------------
                                        1997          1996        1997         1996
                                      --------     --------     --------     --------
Orangethorpe Ave., Placentia, CA      $ 32,897     $ 32,151     $ 92,840     $119,159

Lakeshore Dr., Lake Elsinore, CA        27,148       25,588       78,150       95,025

Highland Ave., San Bernardino, CA       15,116       13,701       41,921       48,938
                                      --------     --------     --------     --------
       Total                          $ 75,161     $ 71,440     $212,911     $263,122
                                      ========     ========     ========     ========


The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                           Percentage of Total
                     General & Administrative Expense
                     --------------------------------
                           Nine Months Ended
                              September 30
                          ------------------
                            1997       1996
                          ------      ------
Accounting fees            46.06%      45.45%
Distribution of
  information to
  Limited Partners         51.22       51.31
Other                       2.72        3.24
                          ------      ------
                          100.00%     100.00%
                          ======      ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended September 30, general and administrative expenses decreased from $7,629 in 1996 to $4,360 in 1997. The quarter ended September 30, 1996 included printing cost for new checks, envelopes and stationary. For the nine months ended September 30, general and administrative expenses decreased from $34,357 in 1996 to $29,367 in 1997. The Registrant incurred depreciation expense in the amount of $25,937 for both three month periods ended September 30, 1997 and 1996. The Registrant incurred depreciation expense in the amount of $77,811 and $77,813 for the nine months ended September 30, 1997 and 1996, respectively.

As a result of increased revenues totaling $3,859 for the three months ended September 30, 1997 and decreased expenses totaling $3,269 for the three months ended September 30, 1997, the net income of the Registrant increased from $38,272 for the three months ended September 30, 1996 to $45,400 for the corresponding period in 1997. As a result of decreased revenues totaling $49,391 for the nine months ended September 30, 1997 and decreased expenses totaling $4,992 for the nine months ended September 30, 1997, the net income of the Registrant decreased from $151,841 for the nine months ended September 30, 1996 to $107,442 for the corresponding period in 1997.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the nine months ended September 30, 1997.

Ex. 27  Financial Data Schedule.

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


                                            DEL TACO INCOME PROPERTIES IV
                                            (a California limited partnership)
                                            Registrant

                                            Del Taco, Inc.
                                            General Partner


Date:  October 30, 1997                     /s/ Robert J. Terrano
                                            ---------------------------
                                            Robert J. Terrano
                                            Executive Vice President,
                                            Chief Financial Officer


Date:  October 30, 1997                     /s/ C. Douglas Mitchell
                                            ---------------------------
                                            C. Douglas Mitchell
                                            Vice President and Corporate
                                            Controller