Form 10-K
period 1997-12-31
DEL TACO INCOME PROPERTIES IV
filed 1998-03-17
CIK 812630

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 33-13437

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

ITEM 2. PROPERTIES

The Registrant has acquired three Properties with proceeds obtained from the sale of Limited Partnership Units:


                                                                                      Date of
                                          Date of              Restaurant            Commencement
Address              City, State          Acquisition          Constructed           of Operation (1)
-------              -----------          -----------          -----------           ----------------
Orangethorpe         Placentia,           August 5, 1988        60 seat with drive    March 27,
Avenue               CA                                         through service       1989
                                                                window

Lakeshore            Lake Elsinore,       February 1, 1989      60 seat with drive    April 18,   (2)
Drive                CA                                         through service       1990
                                                                window

Highland Avenue      San Bernardino,      December 8, 1989      60 seat with drive    July 13,
                     CA                                         through service       1990
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

None.

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

ITEM 6. SELECTED FINANCIAL DATA


                                                     FOR THE YEAR ENDED DECEMBER 31,
                            ------------------------------------------------------------------------------
                               1997             1996             1995             1994            1993
                            ----------       ----------       ----------       ----------       ----------
Rental Revenue              $  327,956       $  361,980       $  275,561       $  273,076       $  259,530

Interest and
 other income                    2,326            1,244            1,193            1,792            2,221

Net income                     187,583          219,223          134,697          135,669          127,455

Net income
 per Limited
 Partnership
 Unit (1)                         1.12             1.31              .81              .81              .76

Cash Distributions
 per Limited
 Partnership
 Unit (2)(3)(4)(5)(6)             1.70             1.74             1.45             2.00              .61

Total Assets                 2,334,746        2,429,366        2,495,331        2,603,405        2,807,793

Long-term
 Obligations                   137,953          137,953          137,953          137,953          137,953


(1) The net income per Limited Partnership Unit was calculated based upon 165,415 weighted average Units outstanding for all years presented.

(2) Two quarterly distributions were disbursed during the year ended December 31, 1993. Cash distributions for the quarters ended September 30, 1993 and December 31, 1993 amounted to $.83 and were paid January 31, 1994 and February 2, 1994, respectively.

(3) Cash distributions for the quarter ended December 31, 1994 amounted to $.40 per Limited Partnership Unit and were paid January 17, 1995. Five quarterly distributions were disbursed during the year ended December 31, 1994.

(4) Cash distributions for the quarter ended December 31, 1995 amounted to $.40 per Limited Partnership Unit and were paid January 17, 1996. Four distributions were disbursed during the year ended December 31, 1995.

(5) Cash distributions for the quarter ended December 31, 1996 amounted to $.41 per Limited Partnership Unit and were paid January 31, 1997. Four distributions were disbursed during the year ended December 31, 1996.

(6) Cash distributions for the quarter ended December 31, 1997 amounted to $.41 per Limited Partnership Unit and were paid January 31, 1998. Four quarterly distributions were disbursed during the year ended December 31, 1997.

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

Results of Operations

The Registrant owns three Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee). The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $327,956 for the year ended December 31, 1997, representing a decrease from the rental revenues of $361,980 in 1996. Such decrease is directly attributable to the earning of supplemental rent in 1996.

The Following table sets forth rental revenue earned by restaurant for the year:


                                                       YEAR ENDED
                                                       DECEMBER 31,
                                         --------------------------------------
                                           1997           1996           1995
                                         --------       --------       --------
Orangethorpe Ave., Placentia, CA         $142,585       $163,697       $126,296

Lakeshore Drive, Lake Elsinore, CA        119,218        130,479         96,555

Highland Ave., San Bernardino, CA          66,153         67,804         52,710
                                         --------       --------       --------

            Total                        $327,956       $361,980       $275,561
                                         ========       ========       ========


The following table sets forth, for the periods indicated, the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of Income:

                               Percentage of Total General & Admin. Expense


                                     Year Ended
                                    December 31,
                         ----------------------------------
                          1997          1996          1995
                         ------        ------        ------
Accounting fees           38.00%        41.12%        41.57%
Distribution of
  information to
  Limited Partners        59.95         55.77         55.85
Other                      2.05          3.11          2.58
                         ------        ------        ------
                          100.0%       100.00%       100.00%
                         ======        ======        ======


Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the years ended December 31, general and administrative expenses decreased from $40,251 in 1996 to $38,951 in 1997 reflecting lower costs for accounting and administration of the partnership. The Registrant incurred depreciation expense of $103,748, $103,750 and $103,750 for each of the years ended December 31, 1997, 1996 and 1995.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's result of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

Management does not believe the operations of the Company will be significantly impacted by the year 2000 software issue and does not believe the year 2000 software issue will materially effect the Company's operations, financial position or cash flows.

ITEM 8.  FINANCIAL STATEMENTS


PART I.  INFORMATION


     INDEX                                                PAGE NUMBER
     -----                                                -----------
Report of Independent Public Accountants                       8

Balance Sheets at December 31, 1997 and 1996                   9

Statements of Income for the years ended
  December 31, 1997, 1996 and 1995                             10

Statement of Changes in Partners' Equity for
  the three years ended December 31, 1997                      11

Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995                             12

Notes to Financial Statements                                 13-17

                        [ARTHUR ANDERSON LLP LETTERHEAD]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
 Del Taco Restaurant Properties, IV:


We have audited the accompanying balance sheets of DEL TACO RESTAURANT PROPERTIES IV (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of income, changes in partners' equity and cash flows for each of three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties IV as of December 31, 1997 and 1996, and the results of its operations and its cash flows, for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/ ARTHUR ANDERSEN LLP
                                             -----------------------
                                                 Arthur Andersen LLP

Orange County, California
February 10, 1998

                          DEL TACO INCOME PROPERTIES IV

                                 BALANCE SHEETS


                                                                           DECEMBER 31,
                                                                  ------------------------------
                                                                     1997               1996
                                                                  -----------        -----------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                            $    75,411        $    79,857
  Receivable from Del Taco, Inc. (Note 5)                              65,132             51,558
  Deposits                                                                400                400
                                                                  -----------        -----------
     Total current assets                                             140,943            131,815
                                                                  -----------        -----------

PROPERTY AND EQUIPMENT, AT COST (NOTE 1)
  Land and improvements                                             1,236,700          1,236,700
  Buildings and improvements                                        1,289,860          1,289,860
  Machinery and equipment                                             484,789            484,789
                                                                  -----------        -----------
                                                                    3,011,349          3,011,349
    Less: accumulated depreciation                                    817,546            713,798
                                                                  -----------        -----------
                                                                    2,193,803          2,297,551
                                                                  -----------        -----------

                                                                  $ 2,334,746        $ 2,429,366
                                                                  ===========        ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                                     $     2,503        $     3,038
  Accounts Payable                                                      6,130              3,000
                                                                  -----------        -----------
     Total current liabilities                                          8,633              6,038
                                                                  -----------        -----------

OBLIGATION TO GENERAL PARTNER (NOTE 3)                                137,953            137,953

PARTNERS' EQUITY (NOTE 2)
  Limited Partners                                                  2,197,413          2,293,656
  General Partner - Del Taco, Inc.                                     (9,253)            (8,281)
                                                                  -----------        -----------
                                                                    2,188,160          2,285,375
                                                                  -----------        -----------

                                                                  $ 2,334,746        $ 2,429,366
                                                                  ===========        ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                              STATEMENTS OF INCOME


                                                YEAR ENDED
                                                DECEMBER 31,
                                   --------------------------------------
                                     1997           1996           1995
                                   --------       --------       --------
REVENUES:
  Rent (Note 4)                    $327,956       $361,980       $275,561
  Interest                            1,651          1,194          1,068
  Other                                 675             50            125
                                   --------       --------       --------
                                    330,282        363,224        276,754
                                   --------       --------       --------
EXPENSES:
  General and administrative         38,951         40,251         38,307
  Depreciation                      103,748        103,750        103,750
                                   --------       --------       --------
                                    142,699        144,001        142,057
                                   --------       --------       --------

Net Income                         $187,583       $219,223       $134,697
                                   ========       ========       ========

Net Income per Limited
  Partnership Unit (Note 1)        $   1.12       $   1.31       $    .81
                                   ========       ========       ========


                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 1997


                                          Limited Partners
                                   ------------------------------         General
                                      Units             Amount             Partner             Total
                                   -----------        -----------        -----------        -----------
Balance, December 31, 1994             165,415        $ 2,469,723        $    (6,507)       $ 2,463,216

 Net income                                               133,350              1,347            134,697

 Cash distributions (Note 7)                             (240,586)            (2,426)          (243,012)
                                   -----------        -----------        -----------        -----------

Balance, December 31, 1995             165,415          2,362,487             (7,586)         2,354,901

 Net income                                               217,031              2,192            219,223

 Cash distributions (Note 7)                             (285,862)            (2,887)          (288,749)
                                   -----------        -----------        -----------        -----------

Balance, December 31, 1996             165,415          2,293,656             (8,281)         2,285,375

 Net income                                               185,707              1,876            187,583

 Cash distributions (Note 7)                             (281,950)            (2,848)          (284,798)
                                   -----------        -----------        -----------        -----------

Balance, December 31, 1997             165,415        $ 2,197,413        $    (9,253)       $ 2,188,160
                                   ===========        ===========        ===========        ===========


                     The accompanying notes are an integral
                       part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                            STATEMENTS OF CASH FLOWS


                                                                                  YEAR ENDED
                                                                                 DECEMBER 31,
                                                                  -------------------------------------------
                                                                    1997             1996             1995
                                                                  ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                        $ 187,583        $ 219,223        $ 134,697
Adjustments to reconcile net income to net cash provided by
operating activities:
  Depreciation                                                      103,748          103,750          103,750
  Increase (decrease) in payable to
   Limited Partner                                                     (535)           1,387             (583)
  (Increase) decrease in receivable
   from General Partner                                             (13,574)         (31,471)           2,909
  Increase in accounts payable                                        3,130            2,175              825
                                                                  ---------        ---------        ---------

    Net cash provided by operating
     activities                                                     280,352          295,064          241,598


CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                                     (284,798)        (288,749)        (243,012)
                                                                  ---------        ---------        ---------

Net increase (decrease) in cash                                      (4,446)           6,315           (1,414)

Beginning cash balance                                               79,857           73,542           74,956
                                                                  ---------        ---------        ---------

Ending cash balance                                               $  75,411        $  79,857        $  73,542
                                                                  =========        =========        =========


                     The accompanying notes are an integral
                       part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

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

NOTE 3 - SITE SELECTION AND DEVELOPMENT FEE

Under terms of the Partnership Agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of the gross proceeds of the offering. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. One percent of the gross proceeds of the offering has been paid to the General Partner. The remaining four percent of this fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the Limited Partners' interests until all restaurants have opened and the Limited Partners have received certain minimum returns on their investment, as required by the Partnership Agreement. It is the policy of the Partnership to accrue the site selection and development fee as an obligation to the General Partner. No fees were earned for such services during 1997, 1996 and 1995.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1997


NOTE 4 - LEASING ACTIVITIES

The Registrant leases certain properties for operation of restaurants to Del Taco, Inc. (General Partner) on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases. The Registrant had a total of three Properties leased to Del Taco as of December 31, 1997, 1996 and 1995 (Del Taco, in turn, has subleased one of the restaurants to a Del Taco franchisee).

The two restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $1,523,099, $1,452,047, $1,491,715 and unaudited net income of $76,600, $68,556 and $96,253 for the years ended December 31, 1997, 1996 and 1995, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $874,554, $835,362 and $804,624 for the years ended December 31, 1997, 1996 and 1995, respectively.

The Highland Avenue restaurant in Highland (San Bernardino), California had unaudited net losses of $4,311, $14,043 and $10,904 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 5 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 1997 as well as supplemental rent. These amounts were collected on January 17, 1998.

The General Partner received $2,848 in distributions relating to its one percent interest in the Registrant for the year ended December 31, 1997.

Del Taco, Inc. serves in the capacity of general partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1997


NOTE 5 - RELATED PARTIES - CONTINUED

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

NOTE 6  - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:


                                            1997           1996           1995
                                          --------       --------       --------
Net income per financial statements       $187,582       $219,223       $134,697

Excess book depreciation                    48,537         27,151         20,124
                                          --------       --------       --------

Taxable income                            $236,119       $246,374       $154,821
                                          ========       ========       ========


A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 1997, is as follows:


Partners' equity per financial
  statements                               $2,188,159

Issue costs of Limited Partnership
  Units capitalized for tax purposes          579,259

Excess tax depreciation                         9,967
                                           ----------
Net worth for tax purposes                 $2,777,385
                                           ==========

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1997


NOTE 7 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to Limited Partners for the three years ended December 31, 1997 were as follows:


                                                   Weighted         Number of Units
                        Distributions per       Average Number       Outstanding at
                       Limited Partnership         of Units            the End of
Quarter Ended                 Unit               Outstanding            Quarter
-------------          -------------------      --------------      ---------------

December 31, 1994          $    .40                  165,415            165,415
March 31, 1995                  .33                  165,415            165,415
June 30, 1995                   .31                  165,415            165,415
September 30, 1995              .41                  165,415            165,415
                           --------
  Total paid in 1995       $   1.45
                           ========

December 31, 1995          $    .40                  165,415            165,415
March 31, 1996                  .32                  165,415            165,415
June 30, 1996                   .65                  165,415            165,415
September 30, 1996              .37                  165,415            165,415
                           --------
  Total paid in 1996       $   1.74
                           ========

December 31, 1996               .41                  165,415            165,415
March 31, 1997                  .49                  165,415            165,415
June 30, 1997                   .37                  165,415            165,415
September 30, 1997              .43                  165,415            165,415
                           --------
  Total paid in 1997       $   1.70
                           ========

Cash distributions per Limited Partnership Unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 1997 amounted to $.41 per Limited Partnership Unit and were paid January 31, 1998.

                                    PART III


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL
          PARTNER

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:


Name                    Title                                          Age
----                    -----                                          ---
Kevin K. Moriarty       Director, Chairman and Chief Executive Officer  51

Paul W. Hitzelberger    Executive Vice President, Brand Strategy and
                        Franchise Relations/Development                 53

Robert J. Terrano       Executive Vice President and
                         Chief Financial Officer                        42

James D. Stoops         Executive Vice President, Operations            45

Janet D. Simmons        Senior Vice President, Purchasing               41

Michael L. Annis        Vice President, Secretary and General Counsel   51

C. Douglas Mitchell     Vice President and Corporate Controller         47


The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 1998.

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

         During 1997, the following transactions occurred between the Registrant and the General Partner pursuant to the terms of the Partnership Agreement.

         (1) The General Partner earned $1,876 as its one percent share of the net income of the Registrant.

         (2) The General Partner received $2,848 in distributions relating to its one percent interest in the Registrant.

(b) During 1997, the Registrant had no business relationships with any entity of a type required to be reported under this item.

(c) Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the Registrant at any time during 1997 for any amount in excess of $60,000.

(d)      Not applicable.

                                     PART IV


ITEM 14(A)(1) AND (2).  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND
                        REPORTS ON FORM 8-K

         Financial statement schedules:

               Schedule III - Real Estate and Accumulated Depreciation

         Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)      No reports on Form 8-K were filed during the last quarter of 1997.

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

                           DEL TACO IV - SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997


                                                                      Cost capitalized    Gross amount at
                                                  Initial cost          subsequent to     which carried at
           Description             Encumbrances    to company            acquisition      close of period
                                                 --------------------------------------------------------   Accumulated
                                                  Buildings                              Buildings & land   depreciation
        (All Restaurants)                          & land        Improve-     Carrying     improvements
                                                 improvements     ments        costs           Total
                                    ----------   -----------    ----------   -----------     -----------      ---------
Placentia, CA                       $        -   $   465,933    $  485,961   $         -     $   951,894      $ 163,337
Lake Elsinore, CA                            -       449,058       468,361             -         917,419        157,422
San Bernardino, CA                           -       321,709       335,538             -         657,247        112,778
                                    ----------   -----------    ----------   -----------     -----------      ---------
                                                                                       -
                                    $        -   $ 1,236,700    $1,289,860   $         -     $ 2,526,560      $ 433,537
                                    ==========   ===========    ==========   ===========     ===========      =========


                                                                                  Life on which
           Description                    Date of            Date            depreciation in latest
                                       construction       acquired             income statement
        (All Restaurants)                                                        is computed
                                       ------------       --------           ----------------------
Placentia, CA                              1988             1988               20 (LI), 35 (BI)
Lake Elsinore, CA                          1989             1989               20 (LI), 35 (BI)
San Bernardino, CA                         1989             1989               20 (LI), 35 (BI)


                                                                                                            Accumulated
                                                                                             Restaurants    Depreciation
                                                                                             -----------    ------------
Balances at December 31, 1994:                                                               $ 2,526,560      $ 267,733
   Acquisitions                                                                                        -         55,268
   Sales                                                                                               -              -
                                                                                             -----------      ---------
Balances at December 31, 1995:                                                                 2,526,560        323,001
   Acquisitions                                                                                        -         55,268
   Sales                                                                                               -              -
                                                                                             -----------      ---------
Balances at December 31, 1996:                                                                 2,526,560        378,269
   Acquisitions                                                                                        -         55,268
   Sales                                                                                               -              -
                                                                                             -----------      ---------
Balances at December 31, 1997:                                                               $ 2,526,560      $ 433,537
                                                                                             ===========      =========

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



                                            DEL TACO INCOME PROPERTIES IV
                                            a California limited partnership
                                            Registrant

                                            Del Taco, Inc.
                                            General Partner



Date March 07, 1998                         Kevin K. Moriarty
     --------------                         -----------------------------------
                                            Kevin K. Moriarty
                                            Director, Chairman and Chief
                                            Executive Officer



Date March 07, 1998                         Michael L. Annis
     --------------                         -----------------------------------
                                            Michael L. Annis
                                            Vice President, Secretary and
                                            General Counsel




Date March 07, 1998                         Robert J. Terrano
     --------------                         -----------------------------------
                                            Robert J. Terrano
                                            Executive Vice President and
                                            Chief Financial Officer




Date March 07, 1998                         C. Douglas Mitchell
     --------------                         -----------------------------------
                                            C. Douglas Mitchell
                                            Vice President and Corporate
                                            Controller

[ARTICLE] 5

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          DEC-31-1997
[PERIOD-START]                             JAN-01-1997
[PERIOD-END]                               DEC-31-1997
[CASH]                                          75,411
[SECURITIES]                                       400
[RECEIVABLES]                                   65,132
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                               140,943
[PP&E]                                       3,011,349
[DEPRECIATION]                                 817,546
[TOTAL-ASSETS]                               2,334,746
[CURRENT-LIABILITIES]                            8,633
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                   2,188,160
[TOTAL-LIABILITY-AND-EQUITY]                 2,334,746
[SALES]                                              0
[TOTAL-REVENUES]                               330,282
[CGS]                                                0
[TOTAL-COSTS]                                  142,699
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                187,583
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                            187,583
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   187,583
[EPS-PRIMARY]                                     1.12
[EPS-DILUTED]                                     1.12