Form 10-Q
period 1998-03-13
DEL TACO INCOME PROPERTIES IV
filed 1998-05-06
CIK 812630

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED,                  MARCH 31, 1998

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

                                      INDEX

                          DEL TACO INCOME PROPERTIES IV


PART I.  FINANCIAL INFORMATION                             PAGE NUMBER


Item 1.  Financial Statements and Supplementary Data


Balance Sheets at March 31, 1998 (Unaudited) and
     December 31, 1997                                            3

Statements of Income for the three months ended
     March 31, 1998 and 1997 (Unaudited)                          4

Statements of Cash Flows for the three months ended
     March 31, 1998 and 1997 (Unaudited)                          5

Notes to Financial Statements                                     6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        11


SIGNATURES                                                       12

                          DEL TACO INCOME PROPERTIES IV

                                 BALANCE SHEETS


                                                                        MARCH 31         December 31
                                                                          1998               1997
                                                                      -----------         ----------
                                                                      (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                 $   96,139         $   75,411
  Receivable from General Partner (Note 4)                                 26,168             65,132
  Deposits                                                                    400                400
                                                                       ----------         ----------
    Total current assets                                                  122,707            140,943
                                                                       ----------         ----------

PROPERTY AND EQUIPMENT, AT COST:
  Land and improvements                                                 1,236,700          1,236,700
  Buildings and improvements                                            1,289,860          1,289,860
  Machinery and equipment                                                 484,789            484,789
                                                                       ----------         ----------
                                                                        3,011,349          3,011,349
  Less--accumulated depreciation                                          843,483            817,546
                                                                       ----------         ----------
                                                                        2,167,866          2,193,803
                                                                       ----------         ----------

                                                                       $2,290,573         $2,334,746
                                                                       ==========         ==========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                                          $    2,503         $    2,503
  Accounts Payable                                                          1,879              6,130
                                                                       ----------         ----------
    Total current liabilities                                               4,382              8,633
                                                                       ----------         ----------

OBLIGATION TO GENERAL PARTNER                                             137,953            137,953
                                                                       ----------         ----------

PARTNERS' EQUITY:
  Limited Partners                                                      2,157,890          2,197,413
  General Partner-Del Taco, Inc.                                           (9,652)            (9,253)
                                                                       ----------         ----------
                                                                        2,148,238          2,188,160
                                                                       ----------         ----------

                                                                       $2,290,573         $2,334,746
                                                                       ==========         ==========


                          The accompanying notes are an
                   integral part of these financial statements

                          DEL TACO INCOME PROPERTIES IV

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                           1998              1997
                                                                         --------          --------
REVENUES:
  Rent (Notes 3 and 4)                                                   $ 72,428          $ 65,548
  Interest                                                                    388               734
  Other                                                                       150                50
                                                                         --------          --------
                                                                           72,966            66,332
                                                                         --------          --------

EXPENSES:
  General and administrative                                               19,043            19,092
  Depreciation                                                             25,937            25,937
                                                                         --------          --------
                                                                           44,980            45,029
                                                                         --------          --------

Net income                                                               $ 27,986          $ 21,303
                                                                         ========          ========

Net income per Limited
  Partnership Unit (Note 2)                                                  $.17              $.13
                                                                             ====              ====


                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                           1998                1997
                                                                         --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                               $ 27,986           $ 21,303
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                           25,937             25,937
    Decrease in receivable from General Partner                            38,964             28,086
    Increase (decrease) in accounts payable                                (4,251)               688
                                                                         --------           --------

      Net cash provided by operating activities                            88,636             76,014

CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                                           (67,908)           (68,789)
                                                                         --------           --------

Net increase in cash                                                       20,728              7,225

Beginning cash balance                                                     75,411             79,857
                                                                         --------           --------

Ending cash balance                                                      $ 96,139           $ 87,082
                                                                         ========           ========


                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 1998, the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997 have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented which amounted to 165,415 in 1998 and 1997.

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

                          DEL TACO INCOME PROPERTIES IV

                                 MARCH 31, 1998


NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 32 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of three Properties leased as of March 31, 1998 and 1997, one of which has been subleased to a Del Taco franchisee.

For the three months ended March 31, 1998, the two restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $387,499 and net income of $19,216 as compared to $345,724 and $10,988 respectively, for the corresponding period in 1997. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended March 31, 1998, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $216,069 as compared with $200,510 during the same period in 1997.

For the three months ended March 31, 1998, the Highland Avenue restaurant in Highland (San Bernardino), California reported net income of $989 as compared to a net loss of $3,424 for the corresponding period in 1997.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from the General Partner consists primarily of rent accrued for the month of March. The March rent was collected on April 10, 1998.

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

                          DEL TACO INCOME PROPERTIES IV

                                 MARCH 31, 1998


NOTE 5 - DISTRIBUTIONS

On April 10, 1998, a distribution to the Limited Partners of $87,750 or approximately $.53 per Limited Partnership Unit, was approved. Such distribution was paid April 24, 1998. The General Partner also received a distribution of $886 with respect to its 1% partnership interest.

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

Results of Operations

The Registrant owns three Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee). The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $72,428 for the three months ended March 31, 1998 representing an increase from the rental revenues of $65,548 in 1997. Such increase is directly attributable to increased sales at the restaurants during the three months ended March 31, 1998.

The following table sets forth rental revenue earned by restaurant for the quarter:

                                                                      THREE MONTHS ENDED MARCH 31
                                                                        1998               1997
                                                                      --------            --------
Orangethorpe Ave., Placentia, CA                                      $ 31,675            $ 28,911

Lakeshore Drive, Lake Elsinore, CA                                      25,928              24,061

Highland Ave., San Bernardino, CA                                       14,825              12,576
                                                                       -------             -------

                                    Total                             $ 72,428            $ 65,548
                                                                      ========            ========

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                                     Percentage of Total
                                              General & Administrative Expense
                                              --------------------------------
                                                     Three Months Ended
                                                          March 31
                                                      1998         1997
                                                    ------        ------
Accounting fees                                      75.09%        78.23%
Distribution of
  information to
  Limited Partners                                   24.91         21.77
                                                    ------        ------
                                                    100.00%       100.00%
                                                    ======        ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended March 31, general and administrative expenses decreased from $19,092 in 1997 to $19,043 in 1998. The Registrant incurred depreciation expense in the amount of $25,937 for the three months ended March 31, 1998 and 1997.

As a result of increased revenues totaling $6,634 for the three months ended March 31, 1998 and decreased expenses totaling $49 for the three months ended March 31, 1998, the net income of the Registrant increased from $21,303 for the three months ended March 31, 1997 to $27,986 for the corresponding period in 1998.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit 27 - Financial Data Schedule.

(b) No reports on Form 8-K were filed during the three months ended March 31, 1998.

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


                                            DEL TACO INCOME PROPERTIES IV
                                            (a California limited partnership)
                                            Registrant

                                            Del Taco, Inc.
                                            General Partner



Date:  April 30, 1998                       /s/ Robert J. Terrano
                                            -----------------------------------
                                            Robert J. Terrano
                                            Executive Vice President,
                                            Chief Financial Officer


Date:  April 30, 1998                       /s/ C. Douglas Mitchell
                                            -----------------------------------
                                            Douglas Mitchell
                                            Vice President and Corporate
                                            Controller