Form 10-Q
period 1998-06-30
DEL TACO INCOME PROPERTIES IV
filed 1998-08-10
CIK 812630

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED,                   JUNE 30, 1998
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO
                              ----------------------  ------------------------

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

                                 (949) 462-9300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                      INDEX

                          DEL TACO INCOME PROPERTIES IV
                          -----------------------------


PART I.  FINANCIAL INFORMATION                             PAGE NUMBER
------------------------------                             -----------

Item 1.  Financial Statements and Supplementary Data


Balance Sheets at June 30, 1998 (Unaudited) and
     December 31, 1997                                         3

Statements of Income for the three and six months ended
     June 30, 1998 and 1997 (Unaudited)                        4

Statements of Cash Flows for the six months ended
     June 30, 1998 and 1997 (Unaudited)                        5

Notes to Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         9


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                     11


SIGNATURES                                                    12
----------

                          DEL TACO INCOME PROPERTIES IV
                          -----------------------------

                                 BALANCE SHEETS
                                 --------------


                                                                        June 30          December 31
                                                                          1998               1997
                                                                       ----------         ----------
                                                                       (UNAUDITED)
                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash                                                                 $   93,404         $   75,411
  Receivable from General Partner (Note 4)                                 27,769             65,132
  Deposits                                                                    712                400
                                                                       ----------         ----------
    Total current assets                                                  121,885            140,943
                                                                       ----------         ----------

PROPERTY AND EQUIPMENT, AT COST:
  Land and improvements                                                 1,236,700          1,236,700
  Buildings and improvements                                            1,289,860          1,289,860
  Machinery and equipment                                                 484,789            484,789
                                                                       ----------         ----------
                                                                        3,011,349          3,011,349
  Less--accumulated depreciation                                          869,420            817,546
                                                                       ----------         ----------
                                                                        2,141,929          2,193,803
                                                                       ----------         ----------

                                                                       $2,263,814         $2,334,746
                                                                       ==========         ==========

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

CURRENT LIABILITIES:
  Payable to Limited Partners                                          $   19,100         $    2,503
  Accounts Payable                                                            762              6,130
                                                                       ----------         ----------
    Total current liabilities                                              19,862              8,633
                                                                       ----------         ----------

OBLIGATION TO GENERAL PARTNER                                             137,953            137,953
                                                                       ----------         ----------

PARTNERS' EQUITY:
  Limited Partners                                                      2,116,074          2,197,413
  General Partner-Del Taco, Inc.                                          (10,075)            (9,253)
                                                                       ----------         ----------
                                                                        2,105,999          2,188,160
                                                                       ----------         ----------

                                                                       $2,263,814         $2,334,746
                                                                       ==========         ==========


                          The accompanying notes are an
                   integral part of these financial statements

                          DEL TACO INCOME PROPERTIES IV
                          -----------------------------

                              STATEMENTS OF INCOME
                              --------------------

                                   (UNAUDITED)
                                   -----------


                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       JUNE 30                      JUNE 30
                                              -------------------------    -------------------------
                                                 1998           1997          1998           1997
                                              ----------     ----------    ----------     ----------
REVENUES:
  Rent (Notes 3 and 4)                          $ 80,385       $ 72,202      $152,813      $137,750
  Interest                                           265            364           653         1,098
  Other                                              475             25           625            75
                                                 -------        -------       -------       -------
                                                  81,125         72,591       154,091       138,923
                                                 -------        -------       -------       -------

EXPENSES:
  General and administrative                       8,791          5,915        27,834        25,007
  Depreciation                                    25,937         25,937        51,874        51,874
                                                 -------        -------       -------       -------
                                                  34,728         31,852        79,708        76,881
                                                 -------        -------       -------       -------

Net income                                      $ 46,397       $ 40,739      $ 74,383      $ 62,042
                                                 =======        =======       =======       =======

Net income per Limited
  Partnership Unit (Note 2)                      $ 0.28        $ 0.24         $ 0.45        $ 0.37
                                                  =====         =====          =====         =====


                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV
                          -----------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (UNAUDITED)
                                   -----------

                                                              SIX MONTHS ENDED
                                                                  JUNE 30
                                                          --------------------------
                                                            1998               1997
                                                          -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                               $ 74,383           $ 62,042
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                           51,874             51,874
    Increase (decrease) in payable to
      Limited Partners                                     16,597               (535)
    Decrease in receivable
     From General Partner                                  37,363             27,077
    (Decrease) increase in accounts payable                (5,368)               338
     Increase in deposits                                    (312)                 -
                                                          -------            -------

      Net cash provided by
       operating activities                               174,537            140,796

CASH FLOWS FROM FINANCING ACTIVITIES:

  Cash distributions to partners                         (156,544)          (150,871)
                                                          -------            -------

Net increase (decrease) in cash                            17,993            (10,075)

Beginning cash balance                                     75,411             79,857
                                                          -------            -------

Ending cash balance                                      $ 93,404           $ 69,782
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

                          DEL TACO INCOME PROPERTIES IV
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                  JUNE 30, 1998
                                  -------------


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 1998, the results of operations and cash flows for the six month periods ended June 30, 1998 and 1997 have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

                          DEL TACO INCOME PROPERTIES IV
                          -----------------------------

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                                  JUNE 30, 1998
                                  -------------


NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 32 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of three Properties leased as of June 30, 1998 and 1997, one of which has been subleased to a Del Taco franchisee.

For the three months ended June 30, 1998, the two restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $419,908 and net income of $27,633 as compared to $377,174 and $14,444 respectively, for the corresponding period in 1997. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended June 30, 1998, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $249,962 as compared with $224,509 during the same period in 1997.

For the six months ended June 30, 1998, the two restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $807,407 and net income of $46,849 as compared to $722,898 and $25,432 respectively, for the corresponding period in 1997. For the six months ended June 30, 1998, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $466,031 as compared with $425,019 during the same period in 1997.

For the three months and six months ended June 30, 1998, the Highland Avenue restaurant in Highland (San Bernardino), California reported net income of $912 and $1,901 as compared to net losses of $3,731 and $7,155 respectively, for the corresponding period in 1997.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from the General Partner consists primarily of rent accrued for the month of June. The June rent was collected on July 10, 1998.

                          DEL TACO INCOME PROPERTIES IV
                          -----------------------------

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                                  JUNE 30, 1998
                                  -------------


NOTE 4 - TRANSACTIONS WITH DEL TACO - Continued

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

NOTE 5 - DISTRIBUTIONS

On July 15, 1998, a distribution to the Limited Partners of $68,611 or approximately $.41 per Limited Partnership Unit, was approved. Such distribution was paid August 5, 1998. The General Partner also received a distribution of $692 with respect to its 1% partnership interest.

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

Results of Operations
---------------------

The Registrant owns three Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco Franchisee). The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $80,385 for the three months ended June 30, 1998 representing an increase from the rental revenues of $72,202 in 1997. The Registrant had rental revenue of $152,813 for the six months ended June 30, 1998 representing an increase from the rental revenues of $137,750 in 1997. Such increase is directly attributable to increased sales at the restaurants during the three and six months ended June 30, 1998.

The following table sets forth rental revenue earned by restaurant for the quarter and year to date:

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        JUNE 30                        JUNE 30
                                                  ---------------------         ---------------------
                                                   1998          1997            1998          1997
                                                  -------       -------         -------       -------
Orangethorpe Ave., Placentia, CA                   34,347        31,032          66,022        59,943

Lakeshore Dr., Lake Elsinore, CA                   29,996        26,941          55,924        51,002

Highland Ave., San Bernardino, CA                  16,042        14,229          30,867        26,805
                                                  -------       -------         -------       -------

       Total                                       80,385        72,202         152,813       137,750
                                                  =======       =======         =======       =======

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                                   Percentage of Total
                                            General & Administrative Expense

                                                         Six Months Ended
                                                             June 30
                                                       --------------------
                                                        1998          1997
                                                       ------        ------
Accounting fees                                         71.66%        75.42%
Distribution of information to
  Limited Partners                                      28.34         24.58
                                                       ------        ------

                                                       100.00%       100.00%
                                                       ======        ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended June 30, general and administrative expenses increased from $5,915 in 1997 to $8,791 in 1998. For the six months ended June 30, general and administrative expenses increased from $25,007 in 1997 to $27,834 in 1998. General and administrative expenses increased due to increased costs of printing and distribution. The Registrant incurred depreciation expense in the amount of $25,937 for the three months ended June 30, 1998 and 1997 respectively. The Registrant incurred depreciation expense in the amount of $51,874 for the six months ended June 30, 1998 and 1997, respectively.

As a result of increased revenues totaling $8,534 for the three months ended June 30, 1998 and increased expenses totaling $2,876 for the three months ended June 30, 1998, the net income of the Registrant increased from $40,739 for the three months ended June 30, 1997 to $46,397 for the corresponding period in 1998. As a result of increased revenues totaling $15,168 for the six months ended June 30, 1998 and increased expenses totaling $2,827 for the six months ended June 30, 1998, the net income of the Registrant increased from $62,042 for the six months ended June 30, 1997 to $74,383 for the corresponding period in 1998.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

On May 19, 1998, the Special Limited Partner resigned. Consistent with the Partnership Agreement, the General Partner assumed the duties and responsibilities of the Special Limited Partner.


PART II.  OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 27 - Financial Data Schedule.

(b) No reports on Form 8-K were filed during the six months ended June 30, 1998.

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


                                            DEL TACO INCOME PROPERTIES IV
                                            (a California limited partnership)
                                            Registrant

                                            Del Taco, Inc.
                                            General Partner



Date:  July 31, 1998                        /s/ Robert J. Terrano
                                            ---------------------------
                                            Robert J. Terrano
                                            Executive Vice President,
                                            Chief Financial Officer


Date:  July 31, 1998                        /s/ C. Douglas Mitchell
                                            ---------------------------
                                            C. Douglas Mitchell
                                            Vice President and Corporate
                                            Controller

                                 EXHIBIT INDEX

Exhibit
Number         Description
------         -----------
  27           Financial Data Schedule