Form 10-Q
period 1998-09-30
DEL TACO INCOME PROPERTIES IV
filed 1998-11-06
CIK 812630

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED,       SEPTEMBER 30, 1998
                               --------------------------------

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to  _______________

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

                                      INDEX

                          DEL TACO INCOME PROPERTIES IV


PART I.  FINANCIAL INFORMATION                               PAGE NUMBER
------------------------------                               -----------
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at September 30, 1998 (Unaudited) and
     December 31, 1997                                            3

Statements of Income for the three and nine months ended
     September 30, 1998 and 1997 (Unaudited)                      4

Statements of Cash Flows for the nine months ended
     September 30, 1998 and 1997 (Unaudited)                      5

Notes to Financial Statements                                     6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                         11


SIGNATURES                                                        12

                          DEL TACO INCOME PROPERTIES IV

                                 BALANCE SHEETS



                                                    SEPTEMBER 30          December 31
                                                       1998                   1997
                                                    -----------           -----------
                                                    (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash                                              $   104,243           $    75,411
  Receivable from General Partner (Note 4)               27,008                65,132
  Deposits                                                  608                   400
                                                    -----------           -----------
    Total current assets                                131,859               140,943
                                                    -----------           -----------

PROPERTY AND EQUIPMENT, AT COST:
  Land and improvements                               1,236,700             1,236,700
  Buildings and improvements                          1,289,860             1,289,860
  Machinery and equipment                               484,789               484,789
                                                    -----------           -----------
                                                      3,011,349             3,011,349
  Less--accumulated depreciation                        895,357               817,546
                                                    -----------           -----------
                                                      2,115,992             2,193,803
                                                    -----------           -----------
                                                    $ 2,247,851           $ 2,334,746
                                                    ===========           ===========


                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                       $    18,853           $     2,503
  Accounts Payable                                        2,835                 6,130
                                                    -----------           -----------
    Total current liabilities                            21,688                 8,633
                                                    -----------           -----------

OBLIGATION TO GENERAL PARTNER                           137,953               137,953
                                                    -----------           -----------

PARTNERS' EQUITY:
  Limited Partners                                    2,098,463             2,197,413
  General Partner-Del Taco, Inc.                        (10,253)               (9,253)
                                                    -----------           -----------
                                                      2,088,210             2,188,160
                                                    -----------           -----------
                                                    $ 2,247,851           $ 2,334,746
                                                    ===========           ===========


                          The accompanying notes are an
                   integral part of these financial statements

                          DEL TACO INCOME PROPERTIES IV

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                          SEPTEMBER 30                    SEPTEMBER 30
                                      1998            1997            1998            1997
                                    --------        --------        --------        --------
REVENUES:
  Rent (Notes 3 and 4)              $ 83,729        $ 75,161        $236,540        $212,911
  Interest                               447             311           1,102           1,409
  Other                                  200             225             825             300
                                    --------        --------        --------        --------
                                      84,376          75,697         238,467         214,620
                                    --------        --------        --------        --------

EXPENSES:
  General and administrative           6,923           4,360          34,757          29,367
  Depreciation                        25,937          25,937          77,811          77,811
                                    --------        --------        --------        --------
                                      32,860          30,297         112,568         107,178
                                    --------        --------        --------        --------

Net income                          $ 51,516        $ 45,400        $125,899        $107,442
                                    ========        ========        ========        ========

Net income per Limited
  Partnership Unit (Note 2)         $   0.31        $   0.27        $   0.75        $   0.64
                                    ========        ========        ========        ========



                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                            1998                1997
                                                         ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                              $ 125,899           $ 107,442
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                            77,811              77,811
    Increase (decrease)in payable
     to Limited Partners                                    16,350                (535)
    Decrease in receivable from
     General Partner                                        38,123              27,160
    (Decrease) increase in accounts payable                 (3,295)                566
    Increase in deposits                                      (208)                 --
                                                         ---------           ---------

      Net cash provided by operating activities            254,680             212,444

CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                           (225,848)           (213,150)
                                                         ---------           ---------

 Net increase (decrease) in cash                            28,832                (706)

 Beginning cash balance                                     75,411              79,857
                                                         ---------           ---------

 Ending cash balance                                    $ 104,243           $  79,151
                                                         =========           =========



                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at September 30, 1998, the results of operations and cash flows for the nine month periods ended September 30, 1998 and 1997 have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 1998


NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 32 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of three Properties leased as of September 30, 1998 and 1997, one of which has been subleased to a Del Taco franchisee.

For the three months ended September 30, 1998, the two restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $443,637 and net income of $33,419 as compared to $400,106 and $22,772 respectively, for the corresponding period in 1997. Net income by restaurant includes charges for general & administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended September 30, 1998, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $254,096 as compared with $226,231 during the same period in 1997.

For the nine months ended September 30, 1998, the two restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $1,251,044 and net income of $80,268 as compared to $1,123,008 and $48,204 respectively, for the corresponding period in 1997. For the nine months ended September 30, 1998, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $720,128 as compared with $651,250 during the same period in 1997.

For the three months and nine months ended September 30, 1998, the Highland Avenue restaurant in Highland (San Bernardino), California reported net income of $4,084 and $5,985 as compared to net income of $350 and a net loss of $6,805 respectively, for the corresponding period in 1997.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 1998


NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from the General Partner consists primarily of rent accrued for the month of September. The September rent was collected on October 13, 1998.

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

NOTE 5 - DISTRIBUTIONS

On October 12, 1998, a distribution to the Limited Partners of $79,342, or approximately $0.48 per Limited Partnership Unit, was approved. Such distribution was paid October 15, 1998. The General Partner also received a distribution of $801 with respect to its 1% partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Registrant commenced an offering of Limited Partnership Units on June 5, 1987. By June 1, 1988, the sale of such Units provided a total capitalization for the Registrant of $4,135,375. 14.5 percent of the cash received from the sale of Limited Partnership Units was used to pay commissions to brokers and to reimburse the General Partner for offering costs incurred. Approximately $3,000,000 of the remaining funds were expended for the acquisition of sites and construction of three restaurants. During 1989, the first restaurant opened for business. The two additional restaurants commenced operation in 1990. In February 1992, the Registrant distributed to Limited Partners of record on December 31, 1991 $442,270 of net proceeds not utilized as reserves and not invested in properties.

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


Results of Operations

The Registrant owns three Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee). The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $83,729 for the three months ended September 30, 1998 representing an increase from the rental revenues of $75,161 in 1997. The Registrant had rental revenue of $236,540 for the nine months ended September 30, 1998 representing a increase from the rental revenues of $212,911 in 1997. Such increase is directly attributable to increased sales at the restaurants during the three and nine months ended September 30, 1998.

The following table sets forth rental revenue earned by restaurant for the quarter and year to date:

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                               SEPTEMBER 30                   SEPTEMBER 30
                                           1998            1997            1998            1997
                                         --------        --------        --------        --------
Orangethorpe Ave., Placentia, CA         $ 36,025        $ 32,897        $102,047        $ 92,840

Lakeshore Dr., Lake Elsinore, CA           30,492          27,148          86,415          78,150

Highland Ave., San Bernardino, CA          17,212          15,116          48,078          41,921
                                         --------        --------        --------        --------

       Total                             $ 83,729        $ 75,161        $236,540        $212,911
                                         ========        ========        ========        ========


The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                        Percentage of Total
                                  General & Administrative Expense

                                                         Nine Months Ended
                                                           September 30
                                                    1998                 1997
                                                   -------              -------
Accounting fees                                      64.40%               65.55%
Distribution of
  information to
  Limited Partners                                   33.30                31.73
Other                                                 2.30                 2.72
                                                   -------              -------
                                                    100.00%              100.00%
                                                   =======              =======


Certain reclassifications have been made to the fiscal year 1997 general and administrative expenses to conform to the fiscal year 1998 presentation. Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended September 30, general and administrative expenses increased from $4,360 in 1997 to $6,923 in 1998. For the nine months ended September 30, general and administrative expenses increased from $29,367 in 1997 to $34,757 in 1998. General and administrative expenses increased due to increased costs of printing and distribution. The Registrant incurred depreciation expense in the amount of $25,937 for the three month periods ended September 30, 1998 and 1997, respectively. The Registrant incurred depreciation expense in the amount of $77,811 for the nine months ended September 30, 1998 and 1997, respectively.

As a result of increased revenues totaling $8,679 for the three months ended September 30, 1998 and increased expenses totaling $2,563 for the three months ended September 30, 1998, the net income of the Registrant increased from $45,400 for the three months ended September 30, 1997 to $51,516 for the corresponding period in 1998. As a result of increased revenues totaling $23,847 for the nine months ended September 30, 1998 and increased expenses totaling $5,390 for the nine months ended September 30, 1998, the net income of the Registrant increased from $107,442 for the nine months ended September 30, 1997 to $125,899 for the corresponding period in 1998.

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

(b) No reports on Form 8-K were filed during the nine months ended September 30, 1998.

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


                                             DEL TACO INCOME PROPERTIES IV
                                             (a California limited partnership)
                                             Registrant

                                             Del Taco, Inc.
                                             General Partner



Date:  October 30, 1998                      /s/ Robert J. Terrano
                                             -----------------------------------
                                             Robert J. Terrano
                                             Executive Vice President,
                                             Chief Financial Officer


Date:  October 30, 1998                      /s/ C. Douglas Mitchell
                                             -----------------------------------
                                             C. Douglas Mitchell
                                             Vice President and Corporate
                                             Controller

                                 EXHIBIT INDEX


Exhibit
Number                             Description
------                             -----------

  27                          Financial Data Schedule.