Form 10-K
period 1998-12-31
DEL TACO INCOME PROPERTIES IV
filed 1999-03-10
CIK 812630

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

       Registrant's telephone number, including area code: (949) 462-9300

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

The partnership is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act. The partnership's General Partner is Del Taco, Inc., a California corporation ("General Partner"). The partnership sold 165,415 units totaling $4.135 million through an offering of limited partnership units from June 1987 through June 1988. The term of the partnership agreement is until December 31, 2027 unless terminated earlier by means provided in the partnership agreement.

The business of the partnership is ownership and leasing of restaurants in California to Del Taco, Inc. The partnership acquired land and constructed three Mexican-American restaurants for long-term lease to Del Taco, Inc. Each property is leased for 32 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 1998, the partnership had a total of three properties leased to Del Taco (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).

The partnership has no full time employees. The partnership agreement assigns full authority for general management and supervision of the business affairs of the partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the partnership. Limited partners have no right to participate in the management or conduct of the partnership's business affairs.

ITEM 2. PROPERTIES

The partnership has acquired three properties with proceeds obtained from the sale of limited partnership units:

                                                                                      Date of
                                          Date of               Restaurant            Commencement
Address              City, State          Acquisition           Constructed           of Operation(1)
-------              -----------          -----------           -----------           ---------------
Orangethorpe Avenue  Placentia, CA        August 5, 1988        60 seat with drive    March 27, 1989
                                                                through service
                                                                window

Lakeshore Drive      Lake Elsinore, CA    February 1, 1989      60 seat with drive    April 18, 1990(2)
                                                                through service
                                                                window

Highland Avenue      San Bernardino, CA   December 8, 1989      60 seat with drive    July 13, 1990
                                                                through service
                                                                window

------------
(1) Commencement of operation is the first date Del Taco, Inc., as lessee, operated the facility on the site as a Del Taco restaurant.

(2) The restaurant is subleased to a franchisee of Del Taco, Inc. and the restaurant operates as a Del Taco restaurant.


                                     PART II

ITEM 3. LEGAL PROCEEDINGS

The partnership is not a party to any material pending legal proceedings.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The partnership sold 165,415 ($4,135,375) limited partnership units during the public offering period ended June 3, 1988 and currently has 344 limited partners of record. There is no public market for the trading of the units. Distributions made by the partnership to the limited partners during the past three fiscal years are described in Note 7 to the Notes to the Financial Statements contained under Item 8.

ITEM 6. SELECTED FINANCIAL DATA

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                 -------------------------------------------------------------------------
                                   1998             1997            1996            1995            1994
                                 --------         --------        --------        --------        --------
Rental revenue                   $398,071         $327,956        $361,980        $275,561        $273,076

Interest and other income           2,455            2,326           1,244           1,193           1,792

Net income                        254,610          187,583         219,223         134,697         135,669

Net income
  per limited
  partnership
  unit (1)                          1.52             1.12            1.31             .81              .81

Cash distributions
  per limited
  partnership
  unit (2)(3)(4)(5)(6)              1.83             1.70            1.74            1.45            2.00

Total assets                   2,298,687        2,334,746       2,429,366       2,495,331       2,603,405

Long-term obligations            137,953          137,953         137,953         137,953         137,953

----------------
(1) The net income per limited partnership unit was calculated based upon 165,415 weighted average units outstanding for all years presented.

(2) Cash distributions for the quarter ended December 31, 1994 amounted to $.40 per limited partnership unit and were paid January 17, 1995. Five quarterly distributions were disbursed during the year ended December 31, 1994.

(3) Cash distributions for the quarter ended December 31, 1995 amounted to $.40 per limited partnership unit and were paid January 17, 1996. Four distributions were disbursed during the year ended December 31, 1995.

(4) Cash distributions for the quarter ended December 31, 1996 amounted to $.41 per limited partnership unit and were paid January 31, 1997. Four distributions were disbursed during the year ended December 31, 1996.

(5) Cash distributions for the quarter ended December 31, 1997 amounted to $.41 per limited partnership unit and were paid January 31, 1998. Four quarterly distributions were disbursed during the year ended December 31, 1997.

(6) Cash distributions for the quarter ended December 31, 1998 amounted to $.47 per limited partnership unit and were paid January 31, 1999. Four distributions were disbursed during the year ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The partnership offered limited partnership units for sale between June 1997 and June 1988. 14.5% of the $4.135 million raised through sale of limited partnership units was used to pay commissions to brokers and to reimburse the General Partner for offering costs incurred. Approximately $3 million of the remaining funds were used to acquire sites and build three restaurants. In February of 1992, approximately $442,000 raised during the offering but not required to acquire sites and build restaurants was distributed to the limited partners.

The three restaurants leased to Del Taco make up almost all of the income producing assets of the partnership. Therefore, the business of the partnership is almost entirely dependent on the success of the Del Taco trade name restaurants that lease the properties. The success of the restaurants is dependent on a large variety of factors, including, but not limited to, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.

Results of Operations

The partnership owns three properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).

The following table sets forth rental revenue earned by restaurant for the year:


                                                     YEAR ENDED DECEMBER 31,
                                            -----------------------------------------
                                              1998             1997            1996
                                            --------         --------        --------
Orangethorpe Ave., Placentia, CA            $172,184         $142,585        $163,697

Lakeshore Drive, Lake Elsinore, CA           144,180          119,218         130,479

Highland Ave., San Bernardino, CA             81,707           66,153          67,804
                                            --------         --------        --------

            Total                           $398,071         $327,956        $361,980
                                            ========         ========        ========

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $398,071 during the year ended December 31, 1998, which represents an increase of $70,115 from 1997. The increase in rental revenue was caused by an increase in sales and supplemental rent at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

                 PERCENTAGE OF TOTAL GENERAL & ADMIN. EXPENSE


                                              Year Ended December 31,
                                      -------------------------------------
                                        1998           1997            1996
                                      --------       --------        ------
Accounting fees                        39.25%         38.00%          41.12%
Distribution of
   information to limited partners     58.85          59.95           55.77
Other                                   1.90           2.05            3.11
                                       -----          -----           -----
                                       100.0%         100.0%          100.0%
                                       =====          =====           =====

General and administrative costs increased from 1997 to 1998 due to increased costs for printing and distribution of documents.

Net income increased by $67,027 from 1997 to 1998 due to the increase in revenues of $70,244 which was partially offset by the $3,217 increase in general and administrative expenses.

The General Partner does not believe the operations of the partnership will be significantly impacted by the year 2000 software issue and does not believe the year 2000 software issue will materially effect the partnerships operations, financial position or cash flows.

On May 19, 1998, the special limited partner resigned. Consistent with the partnership agreement, the General Partner assumed the duties and responsibilities of the special limited partner.

ITEM 8. FINANCIAL STATEMENTS

PART I.  INFORMATION



              INDEX                                                 PAGE NUMBER
              -----                                                 -----------
Report of Independent Public Accountants                                  8

Balance Sheets at December 31, 1998 and 1997                              9

Statements of Income for the years ended
  December 31, 1998, 1997 and 1996                                       10

Statement of Changes in Partners' Equity for
  the three years ended December 31, 1998                                11

Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996                                       12

Notes to Financial Statements                                          13-17

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
  Del Taco Restaurant Properties, IV:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties IV (a California Limited Partnership) as of December 31, 1998 and 1997, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties IV as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule in the index of the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                            /s/ ARTHUR ANDERSEN LLP
                                            -----------------------------------
                                                ARTHUR ANDERSEN LLP


Orange County, California
February 12, 1999

                          DEL TACO INCOME PROPERTIES IV

                                 BALANCE SHEETS

                                                        DECEMBER 31,
                                               -----------------------------
                                                   1998              1997
                                               -----------       -----------
                                     ASSETS
CURRENT ASSETS:
  Cash                                         $   101,404       $    75,411
  Receivable from Del Taco, Inc. (Note 5)          106,724            65,132
  Deposits                                             504               400
                                               -----------       -----------
     Total current assets                          208,632           140,943
                                               -----------       -----------

PROPERTY AND EQUIPMENT, AT COST (NOTE 1):
  Land and improvements                          1,236,700         1,236,700
  Buildings and improvements                     1,289,860         1,289,860
  Machinery and equipment                          484,789           484,789
                                               -----------       -----------
                                                 3,011,349         3,011,349
    Less: accumulated depreciation                 921,294           817,546
                                               -----------       -----------
                                                 2,090,055         2,193,803
                                               -----------       -----------

                                               $ 2,298,687       $ 2,334,746
                                               ===========       ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to limited partners                  $    18,684       $     2,503
  Accounts payable                                   5,271             6,130
                                               -----------       -----------
     Total current liabilities                      23,955             8,633
                                               -----------       -----------

OBLIGATION TO GENERAL PARTNER (NOTE 3)             137,953           137,953
                                               -----------       -----------

PARTNERS' EQUITY (NOTE 2):
  Limited partners                               2,146,545         2,197,413
  General Partner - Del Taco, Inc.                  (9,766)           (9,253)
                                               -----------       -----------
                                                 2,136,779         2,188,160
                                               -----------       -----------

                                               $ 2,298,687       $ 2,334,746
                                               ===========       ===========


                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                              STATEMENTS OF INCOME

                                         YEAR ENDED DECEMBER 31,
                                  ------------------------------------
                                    1998          1997          1996
                                  --------      --------      --------
REVENUES:
  Rent (Note 4)                   $398,071      $327,956      $361,980
  Interest                           1,555         1,651         1,194
  Other                                900           675            50
                                  --------      --------      --------
                                   400,526       330,282       363,224
                                  --------      --------      --------
EXPENSES:
  General and administrative        42,168        38,951        40,251
  Depreciation                     103,748       103,748       103,750
                                  --------      --------      --------
                                   145,916       142,699       144,001
                                  --------      --------      --------

Net income                        $254,610      $187,583      $219,223
                                  ========      ========      ========
Net income per limited
  partnership unit (Note 1)       $   1.52      $   1.12      $   1.31
                                  ========      ========      ========

                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 1998

                                               Limited Partners
                                         ---------------------------           General
                                          Units             Amount             Partner              Total
                                         --------        -----------         -----------         -----------
Balance, December 31, 1995                165,415        $ 2,362,487          $ (7,586)          $ 2,354,901
   Net income                                  --            217,031             2,192               219,223
   Cash distributions (Note 7)                 --           (285,862)           (2,887)             (288,749)
                                         --------        -----------          --------           -----------
Balance, December 31, 1996                165,415          2,293,656            (8,281)            2,285,375
   Net income                                  --            185,707             1,876               187,583
   Cash distributions (Note 7)                 --           (281,950)           (2,848)             (284,798)
                                         --------        -----------          --------           -----------
Balance, December 31, 1997                165,415          2,197,413            (9,253)            2,188,160
   Net income                                  --            252,064             2,546               254,610
   Cash distributions (Note 7)                 --           (302,932)           (3,059)             (305,991)
                                         --------        -----------          --------           -----------
Balance, December 31, 1998                165,415        $ 2,146,545          $ (9,766)          $ 2,136,779
                                         ========        ===========          ========           ===========


                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                            STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------
                                                               1998             1997               1996
                                                            ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                  $ 254,610         $ 187,583         $ 219,223
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                                103,748           103,748           103,750
  Increase (decrease) in payable to limited partners           16,181              (535)            1,387
  Increase in receivable from General Partner                 (41,592)          (13,574)          (31,471)
  (Decrease) increase in accounts payable                        (859)            3,130             2,175
  Increase in deposits                                           (104)               --                --
                                                            ---------         ---------         ---------

    Net cash provided by operating activities                 331,984           280,352           295,064

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                               (305,991)         (284,798)         (288,749)
                                                            ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH                                25,993            (4,446)            6,315

BEGINNING CASH BALANCE                                         75,411            79,857            73,542
                                                            ---------         ---------         ---------

ENDING CASH BALANCE                                         $ 101,404         $  75,411         $  79,857
                                                            =========         =========         =========


                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


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

In fiscal 1996, the partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

The adoption of SFAS No. 121 did not have a material effect on the partnership's financial statements.

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

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1998


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

NOTE 3 - SITE SELECTION AND DEVELOPMENT FEE

Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of the gross proceeds of the offering. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. One percent of the gross proceeds of the offering has been paid to the General Partner. The remaining four percent of this fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners' interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the partnership to accrue the site selection and development fee as an obligation to the General Partner. No fees were earned for such services during 1998, 1997 and 1996.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1998


NOTE 4 - LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. Supplemental rent (as defined in the partnership agreement) may be earned if certain criteria are met. There is no minimum rental under any of the leases. The partnership had a total of three properties leased to Del Taco as of December 31, 1998, 1997 and 1996 (Del Taco, in turn, has subleased one of the restaurants to a Del Taco franchisee).

The two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,697,771, $1,523,099 and $1,452,047 and unaudited net income of $107,870, $76,600 and $68,556 for the years ended December 31, 1998, 1997 and 1996, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $970,008, $874,554 and $835,362 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Highland Avenue restaurant in Highland (San Bernardino), California had unaudited net income of $7,339 and net losses of $4,311 and $14,043 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 5 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 1998 as well as supplemental rent. These amounts were collected on January 17, 1999.

The General Partner received $3,059 in distributions relating to its one percent interest in the partnership for the year ended December 31, 1998.

Del Taco, Inc. serves in the capacity of General Partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1998


NOTE 6 - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

                                            1998           1997           1996
                                           --------      --------       --------
Net income per financial statements        $254,610      $187,583       $219,223

Excess book depreciation                     63,144        48,537         27,151
                                          ---------     ---------      ---------

Taxable income                             $317,754      $236,120       $246,374
                                           ========      ========       ========

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 1998, is as follows:

Partners' equity per financial statements                     $2,136,779

Issue costs of limited partnership
  units capitalized for tax purposes                             579,259

Excess tax depreciation                                           73,111
                                                              ----------
Net worth for tax purposes                                    $2,789,149
                                                              ==========

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1998


NOTE 7 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 1998 were as follows:

                                                                    Weighted              Number
                                                Cash                Weighted             of Units
                                         Distributions per       Average Number       Outstanding at
                                        Limited Partnership         of Units            the End of
Quarter Ended                                   Unit              Outstanding            Quarter
-------------                           ---------------------   -----------------    -----------------
December 31, 1995                              $  .40                165,415               165,415
March 31, 1996                                    .32                165,415               165,415
June 30, 1996                                     .65                165,415               165,415
September 30, 1996                                .37                165,415               165,415
                                               ------
  Total paid in 1996                           $ 1.74
                                               ======

December 31, 1996                                 .41                165,415               165,415
March 31, 1997                                    .49                165,415               165,415
June 30, 1997                                     .37                165,415               165,415
September 30, 1997                                .43                165,415               165,415
                                               ------
  Total paid in 1997                           $ 1.70
                                               ======

December 31, 1997                              $  .41                165,415               165,415
March 31, 1998                                    .53                165,415               165,415
June 30, 1998                                     .41                165,415               165,415
September 30, 1998                                .48                165,415               165,415
                                               ------
  Total paid in 1998                           $ 1.83
                                               ======

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 1998 amounted to $.47 per limited partnership unit and were paid January 31, 1999.

                                    PART III


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP'S GENERAL PARTNER

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:


Name                         Title                                                Age
----                         -----                                                ---
Kevin K. Moriarty            Director, Chairman and Chief Executive Officer       52

C. Ronald Petty              President                                            54

Paul W. Hitzelberger         Executive Vice President, Brand Strategy and
                                Franchise Relations/Development                   54

Robert J. Terrano            Executive Vice President and
                                Chief Financial Officer                           43

James D. Stoops              Executive Vice President, Operations                 46

Janet D. Simmons             Senior Vice President, Purchasing                    42

Michael L. Annis             Vice President, Secretary and General Counsel        52

C. Douglas Mitchell          Vice President and Corporate Controller              48

Annette D. Shehan            Vice President, Marketing                            37

Shirlene Lopez               Vice President, Corporate Development                34


The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 1999.

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

C. RONALD PETTY, President of Del Taco, Inc. Mr. Petty began his career in the restaurant business in 1973 with McDonald's Corporation. He was employed by McDonald's in a real estate capacity until 1978. For the next 12 years, Mr. Petty was in various officer positions with Burger King. These positions included Vice President of Real Estate, Sr. Vice President of Development, Region Vice President, Sr. Vice President European Operations, President of International and President of U.S. Mr. Petty served as President of Miami Subs from 1990-1992; President and CEO of Denny's 1993-1996; President and CEO of Peter Piper Pizza 1996-1998; President of Del Taco December 1998-present.

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

ANNETTE D. SHEHAN, Vice President, Marketing of Del Taco, Inc. From 1984-1994 Ms. Shehan was with Jack In The Box Restaurants where she held various positions in Research & Development, Product Marketing and Advertising/Media. Ms. Shehan was hired in 1994 as Manager of Broadcast Advertising with HomeBase, Inc. a home improvement retailer, a post she held until 1998 when she became Vice President, Marketing for Del Taco, Inc. Ms. Shehan has a Bachelor of Science Degree in Food Science from California Polytechnic University, San Luis Obispo and a Master of Business Administration from San Diego State University.

SHIRLENE LOPEZ, Vice President, Corporate Development & Design of Del Taco, Inc. Ms. Lopez began her career with Del Taco in 1978 as an hourly employee and advanced through the ranks to General Manager in 1984. Ms. Lopez was promoted to the corporate office in 1989 as Human Resource Manager in support of the field and office manager. In 1994, she was promoted to Executive Project Manager of reporting to the CEO and in 1996, to Director of Corporate Development in charge of all interior image and design. Ms. Lopez has held her current position since August 1997.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

The partnership has no executive officers or directors and pays no direct remuneration to any executive officer or director of its General Partner. The partnership has not issued any options or stock appreciation rights to any executive officer or director of its General Partner, nor does the partnership propose to pay any annuity, pension or retirement benefits to any executive officer or director of its General Partner. The partnership has no plan, nor does the partnership presently propose a plan, which will result in any remuneration being paid to any executive officer or director of the General Partner upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) No person of record currently owns more than five percent of limited partnership units of the partnership, nor was any person known of by the partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b) Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any limited partnership units of the partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - (CONTINUED)

(c) The partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) No transactions have occurred between the partnership and any executive officer or director of its General Partner.

      During 1998, the following transactions occurred between the partnership and the General Partner pursuant to the terms of the partnership agreement.

      (1) The General Partner earned $2,546 as its one percent share of the net income of the partnership.

      (2) The General Partner received $3,059 in distributions relating to its one percent interest in the partnership.

(b) During 1998, the partnership had no business relationships with any entity of a type required to be reported under this item.

(c) Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the partnership at any time during 1998 for any amount in excess of $60,000.

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

(b)   No reports on Form 8-K were filed during the last quarter of 1998.

(c)   Exhibits required by Item 601 of Regulation S-K:

      1. Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Income Properties IV filed as Exhibit
               3.01 to Partnership's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

      2. Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Income Properties IV.

      3. Incorporated herein by reference, Form of Standard Lease to be entered into by Partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

                DEL TACO RESTAURANT PROPERTIES IV - SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998

                                                                                   Cost capitalized   Gross amount at
                                                         Initial cost                subsequent to    which carried at
                                                          to company                  acquisition     close of period
                                                  ---------------------------------------------------------------------
                                                     Land           Building &                        Land, buildings
   Description                                      & land           Improve-           Carrying      & improvements    Accumulated
(All Restaurants)                    Encumbrances  improvements       ments              costs             Total        depreciation
------------------------------------------------------------------------------------------------------------------------------------
Placentia, CA                             $--      $  465,933      $  485,961             $--           $  951,894      $  184,160
Lake Elsinore, CA                          --         449,058         486,361              --              917,419         177,491
San Bernardino, CA                         --         321,709         335,538              --              657,247         127,154
                                          -----------------------------------------------------------------------------------------
                                          $--      $1,236,700      $1,289,860             $--           $2,526,560      $  488,805
                                          =========================================================================================


                                                                Life on which
                                                            depreciation in latest
                                   Date of        Date         income statement
                                 Construction   acquired         is computed
                                 ------------   --------    ----------------------
Placentia, CA                        1988         1988         20 (LI), 35 (BI)
Lake Elsinore, CA                    1989         1989         20 (LI), 35 (BI)
San Bernardino, CA                   1989         1989         20 (LI), 35 (BI)


                                                Accumulated
                                                Restaurants        Depreciation
                                                -----------        ------------
Balances at December 31, 1995:                  $ 2,526,560         $ 323,001
   Acquisitions                                          --            55,268
   Sales                                                 --                --
                                                -----------         ---------
Balances at December 31, 1996:                    2,526,560           378,269
   Acquisitions                                          --            55,268
   Sales                                                 --                --
                                                -----------         ---------
Balances at December 31, 1997:                    2,526,560           433,537
   Acquisitions                                          --            55,268
   Sales                                                 --                --
                                                -----------         ---------
Balances at December 31, 1998:                  $ 2,526,560         $ 488,805
                                                ===========         =========

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               DEL TACO INCOME PROPERTIES IV
                                               a California limited partnership

                                               Del Taco, Inc.
                                               General Partner



Date March 07, 1999                            Kevin K. Moriarty
     --------------                            -----------------
                                               Kevin K. Moriarty
                                               Director, Chairman and Chief
                                               Executive Officer



Date March 07, 1999                            Michael L. Annis
     --------------                            ----------------
                                               Michael L. Annis
                                               Vice President, Secretary and
                                               General Counsel



Date March 07, 1999                            Robert J. Terrano
     --------------                            -----------------
                                               Robert J. Terrano
                                               Executive Vice President and
                                               Chief Financial Officer



Date March 07, 1999                            C. Douglas Mitchell
     --------------                            -------------------
                                               C. Douglas Mitchell
                                               Vice President and Corporate
                                               Controller

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------

 27.1                  Financial Data Schedule