Form 10-Q
period 1999-03-31
DEL TACO INCOME PROPERTIES IV
filed 1999-05-05
CIK 812630

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED, MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO          .
                               ---------    ---------
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX

                          DEL TACO INCOME PROPERTIES IV


PART I.  FINANCIAL INFORMATION                                                    PAGE NUMBER
                                                                                  -----------

Item 1.  Financial Statements and Supplementary Data


Balance Sheets at March 31, 1999 (Unaudited) and
     December 31, 1998                                                                  3

Statements of Income for the three months ended
     March 31, 1999 and 1998 (Unaudited)                                                4

Statements of Cash Flows for the three months ended
     March 31, 1999 and 1998 (Unaudited)                                                5

Notes to Financial Statements                                                           6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                  8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                              10


SIGNATURES                                                                             11

                          DEL TACO INCOME PROPERTIES IV

                                 BALANCE SHEETS



                                                                  MARCH 31          December 31
                                                                    1999                1998
                                                                -----------         -----------
                                                                (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                          $   166,148         $   101,404
  Receivable from General Partner (Note 4)                           26,699             106,724
  Deposits                                                              478                 504
                                                                -----------         -----------
    Total current assets                                            193,325             208,632
                                                                -----------         -----------

PROPERTY AND EQUIPMENT, AT COST:
  Land and improvements                                           1,236,700           1,236,700
  Buildings and improvements                                      1,289,860           1,289,860
  Machinery and equipment                                           484,789             484,789
                                                                -----------         -----------
                                                                  3,011,349           3,011,349
  Less--accumulated depreciation                                    947,231             921,294
                                                                -----------         -----------
                                                                  2,064,118           2,090,055
                                                                -----------         -----------

                                                                $ 2,257,443         $ 2,298,687
                                                                ===========         ===========


                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                                   $    18,745         $    18,684
  Accounts Payable                                                    8,510               5,271
                                                                -----------         -----------
    Total current liabilities                                        27,255              23,955
                                                                -----------         -----------

OBLIGATION TO GENERAL PARTNER                                       137,953             137,953
                                                                -----------         -----------

PARTNERS' EQUITY:
  Limited Partners                                                2,102,446           2,146,545
  General Partner-Del Taco, Inc.                                    (10,211)             (9,766)
                                                                -----------         -----------
                                                                  2,092,235           2,136,779
                                                                -----------         -----------

                                                                $ 2,257,443         $ 2,298,687
                                                                ===========         ===========

                          The accompanying notes are an
                   integral part of these financial statements

                          DEL TACO INCOME PROPERTIES IV

                              STATEMENTS OF INCOME

                                   (UNAUDITED)



                                       THREE MONTHS ENDED
                                            MARCH 31
                                      1999           1998
                                    -------        -------
REVENUES:
  Rent (Notes 3 and 4)              $77,014        $72,428
  Interest                            1,312            388
  Other                                 225            150
                                    -------        -------
                                     78,551         72,966
                                    -------        -------

EXPENSES:
  General and administrative         19,441         19,043
  Depreciation                       25,937         25,937
                                    -------        -------
                                     45,378         44,980
                                    -------        -------

Net income                          $33,173        $27,986
                                    =======        =======

Net income per limited
  partnership unit (Note 2)         $   .20        $   .17
                                    =======        =======



                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                  MARCH 31
                                                          1999              1998
                                                       ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                             $  33,173         $  27,986
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                          25,937            25,937
    Decrease in receivable from General Partner           80,025            38,964
    Decrease in deposits                                      27                --
    Increase (decrease) in accounts payable and
      payable to limited partners                          3,300            (4,251)
                                                       ---------         ---------

      Net cash provided by operating activities          142,462            88,636

CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                          (77,718)          (67,908)
                                                       ---------         ---------

Net increase in cash                                      64,744            20,728

Beginning cash balance                                   101,404            75,411
                                                       ---------         ---------

Ending cash balance                                    $ 166,148         $  96,139
                                                       =========         =========


                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the partnership's annual report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 1999, the results of operations and cash flows for the three month periods ended March 31, 1999 and 1998 have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented which amounted to 165,375 and 165,415 in 1999 and 1998, respectively.

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

                                 MARCH 31, 1999


NOTE 3 - LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases.

For the three months ended March 31, 1999, the two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $409,568 and net income of $32,603 as compared to $387,499 and $19,216 respectively, for the corresponding period in 1998. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended March 31, 1999, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $232,214 as compared with $216,069 during the same period in 1998.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from the General Partner consists primarily of rent accrued for the month of March. The March rent was collected on April 10, 1999.

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

NOTE 5 - DISTRIBUTIONS

On April 8, 1999, a distribution to the limited partners of $140,976 or approximately $.85 per limited partnership unit, was approved. Such distribution was paid April 24, 1999. The General Partner also received a distribution of $1,424 with respect to its 1% partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The partnership offered limited partnership units for sale between June 1987 and June 1988. 14.5% of the $4.135 million raised through sale of limited partnership units was used to pay commissions to brokers and to reimburse the General Partner for offering costs incurred. Approximately $3 million of the remaining funds were used to acquire sites and build three restaurants. In February of 1992, approximately $442,000 raised during the offering but not required to acquire sites and build restaurants was distributed to the limited partners.

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

The following table sets forth rental revenue earned by restaurant for the year:

                                               THREE MONTHS ENDED MARCH 31
                                                    1999           1998
                                                 -------        -------

Orangethorpe Ave., Placentia, CA                 $33,638        $31,675

Lakeshore Drive, Lake Elsinore, CA                27,866         25,928

Highland Ave., San Bernardino, CA                 15,510         14,825
                                                 -------        -------

                                    Total        $77,014        $72,428
                                                 =======        =======

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $77,014 during the three month period ended March 31, 1999, which represents an increase of $4,586 from 1998. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table breaks down general and administrative expenses by type of expense:


                            Percentage of Total
                      General & Administrative Expense
                      --------------------------------
                             Three Months Ended
                                  March 31
                             1999            1998
                          -------         -------

Accounting fees             76.13%          75.09%
Distribution of
  information to
  limited partners          23.87           24.91
                          -------         -------

                           100.00%         100.00%
                          =======         =======

General and administrative costs increased from 1998 to 1999 due to increased costs for accounting and income tax return preparation.

Net income increased by $5,187 from 1998 to 1999 due to the increase in revenues of $5,585 which was partially offset by the $398 increase in general and administrative expenses.

The General Partner does not believe the operations of the partnership will be significantly impacted by the year 2000 software issue and does not believe the year 2000 software issue will materially effect the partnerships operations, financial position or cash flows.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the three months ended March 31, 1999.

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


                                   DEL TACO INCOME PROPERTIES IV
                                   (a California limited partnership)
                                   Registrant

                                   Del Taco, Inc.
                                   General Partner



Date:  April 30, 1999              /s/ Robert J. Terrano
                                   ---------------------------
                                   Robert J. Terrano
                                   Executive Vice President,
                                   Chief Financial Officer


Date:  April 30, 1999              /s/ C. Douglas Mitchell
                                   ---------------------------
                                   C. Douglas Mitchell
                                   Vice President and Corporate
                                   Controller

                                 EXHIBIT INDEX


EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

27      Financial Data Schedule
