Form 10-Q
period 1999-06-30
DEL TACO INCOME PROPERTIES IV
filed 1999-08-06
CIK 812630

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (Mark one)

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED, JUNE 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

                                      INDEX

                          DEL TACO INCOME PROPERTIES IV

PART I. FINANCIAL INFORMATION                                        PAGE NUMBER
-----------------------------                                        -----------
Item 1. Financial Statements and Supplementary Data

Balance Sheets at June 30, 1999 (Unaudited) and
     December 31, 1998                                                     3

Statements of Income for the three and six months ended
     June 30, 1999 and 1998 (Unaudited)                                    4

Statements of Cash Flows for the six months ended
     June 30, 1999 and 1998 (Unaudited)                                    5

Notes to Financial Statements                                              6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                11

                          DEL TACO INCOME PROPERTIES IV

                                 BALANCE SHEETS

                                                    JUNE 30,         DECEMBER 31,
                                                      1999               1998
                                                  ------------       ------------
                                                   (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
    Cash                                          $     90,032       $    101,404
    Receivable from General Partner (Note 4)            25,749            106,724
    Deposits                                               452                504
                                                  ------------       ------------
        Total current assets                           116,233            208,632
                                                  ------------       ------------
PROPERTY AND EQUIPMENT, AT COST:
    Land and improvements                            1,236,700          1,236,700
    Buildings and improvements                       1,289,860          1,289,860
    Machinery and equipment                            484,789            484,789
                                                  ------------       ------------
                                                     3,011,349          3,011,349
    Less--accumulated depreciation                     973,168            921,294
                                                  ------------       ------------
                                                     2,038,181          2,090,055
                                                  ------------       ------------
                                                  $  2,154,414       $  2,298,687
                                                  ============       ============

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
    Payable to Limited Partners                   $     19,151       $     18,684
    Accounts payable                                     5,040              5,271
                                                  ------------       ------------
        Total current liabilities                       24,191             23,955
                                                  ------------       ------------
OBLIGATION TO GENERAL PARTNER                          137,953            137,953
                                                  ------------       ------------
PARTNERS' EQUITY:
    Limited Partners                                 2,003,481          2,146,545
    General Partner-Del Taco, Inc.                     (11,211)            (9,766)
                                                  ------------       ------------
                                                     1,992,270          2,136,779
                                                  ------------       ------------
                                                  $  2,154,414       $  2,298,687
                                                  ============       ============

                          The accompanying notes are an
                   integral part of these financial statements

                          DEL TACO INCOME PROPERTIES IV

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                             JUNE 30,                    JUNE 30,
                                      ----------------------      ----------------------
                                        1999          1998          1999          1998
                                      --------      --------      --------      --------
REVENUES:
     Rent (Notes 3 and 4)             $ 76,347      $ 80,385      $153,360      $152,813
     Interest                              682           265         1,994           653
     Other                                  50           475           275           625
                                      --------      --------      --------      --------
                                        77,079        81,125       155,629       154,091
                                      --------      --------      --------      --------
EXPENSES:
     General and administrative          8,706         8,791        28,146        27,834
     Depreciation                       25,937        25,937        51,874        51,874
                                      --------      --------      --------      --------
                                        34,643        34,728        80,020        79,708
                                      --------      --------      --------      --------
         Net income                   $ 42,436      $ 46,397      $ 75,609      $ 74,383
                                      ========      ========      ========      ========
     Net income per limited
       partnership unit (Note 2)      $   0.25      $   0.28      $   0.45      $   0.45
                                      ========      ========      ========      ========

                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                            ---------------------------
                                                               1999             1998
                                                            ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                  $   75,609       $   74,383
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                               51,874           51,874
     Decrease in receivable from
        General Partner                                         80,975           37,363
     Decrease (increase) in deposits                                52             (312)
     Increase in accounts payable and
        payable to limited partners                                236           11,229
                                                            ----------       ----------
             Net cash provided by operating activities         208,746          174,537

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                                (220,118)        (156,544)
                                                            ----------       ----------
Net (decrease) increase in cash                                (11,372)          17,993

Beginning cash balance                                         101,404           75,411
                                                            ----------       ----------
Ending cash balance                                         $   90,032       $   93,404
                                                            ==========       ==========


                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the partnership's annual report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 1999, the results of operations and cash flows for the six month periods ended June 30, 1999 and 1998 have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

                                  JUNE 30, 1999

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

For the three months ended June 30, 1999, the two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $414,256 and net income of $20,878 as compared to $419,908 and $27,633 respectively, for the corresponding period in 1998. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended June 30, 1999, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $221,967 as compared with $249,962 during the same period in 1998.

For the six months ended June 30, 1999, the two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $823,824 and net income of $53,481 as compared to $807,407 and $46,849 respectively, for the corresponding period in 1998. For the six months ended June 30, 1999, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $454,183 as compared with $466,031 during the same period in 1998.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from the General Partner consists primarily of rent accrued for the month of June. The June rent was collected on July 13, 1999.

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

NOTE 5 - DISTRIBUTIONS

On July 13, 1999, a distribution to the limited partners of $65,221 or approximately $.39 per limited partnership unit, was approved. Such distribution was paid July 15, 1999. The General Partner also received a distribution of $659 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant for the year:

                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                               JUNE 30,                    JUNE 30,
                                        ----------------------      ----------------------
                                          1999          1998          1999          1998
                                        --------      --------      --------      --------
Orangethorpe Ave., Placentia, CA        $ 33,909      $ 34,347      $ 67,546      $ 66,022
Lakeshore Drive, Lake Elsinore, CA        26,636        29,996        54,501        55,924
Highland Ave., San Bernardino, CA         15,802        16,042        31,313        30,867
                                        --------      --------      --------      --------
            Total                       $ 76,347      $ 80,385      $153,360      $152,813
                                        ========      ========      ========      ========

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $76,347 during the three month period ended June 30, 1999, which represents a decrease of $4,038 from 1998. The partnership earned rental revenue of $153,360 during the six month period ended June 30, 1999, which represents an increase of $547 from 1998. The changes in rental revenue between 1999 and 1998 are directly attributable to changes in sales levels at the restaurants under lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table breaks down general and administrative expenses by type of expense:

                               Percentage of Total
                        General & Administrative Expense

                                                            Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                          1999            1998
                                                         ------          ------
Accounting fees                                           71.61%          71.66%
Distribution of
  information to
  limited partners                                        28.39           28.34
                                                         ------          ------
                                                         100.00%         100.00%
                                                         ======          ======

General and administrative costs for the six month period ended June 30, increased from 1998 to 1999 due to increased costs for accounting and income tax return preparation.

For the three months ended June 30, 1999, net income decreased by $3,961 from 1998 to 1999 due to the decrease in revenues of $4,046 which was partially offset by the $85 decrease in general and administrative expenses. For the six months ended June 30, 1999, net income increased by $1,226 from 1998 to 1999 due to the increase in revenues of $1,538 which was partially offset by the $312 increase in general and administrative expenses.

The General Partner does not believe the operations of the partnership will be significantly impacted by the year 2000 software issue and does not believe the year 2000 software issue will materially effect the partnerships operations, financial position or cash flows.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 27 -- Financial Data Schedule

(b) No reports on Form 8-K were filed during the six months ended June 30, 1999.

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

                                       DEL TACO INCOME PROPERTIES IV
                                       (a California limited partnership)
                                       Registrant

                                       Del Taco, Inc.
                                       General Partner


Date: July 30, 1999                    /s/ Robert J. Terrano
                                       ----------------------------------------
                                       Robert J. Terrano
                                       Executive Vice President,
                                       Chief Financial Officer

Date: July 30, 1999                    /s/ C. Douglas Mitchell
                                       ----------------------------------------
                                       C. Douglas Mitchell
                                       Vice President and Corporate Controller

                                 EXHIBIT INDEX

Exhibit
Number               Description
-------              -----------
   27                Financial Data Schedule