Form 10-Q
period 1999-09-30
DEL TACO INCOME PROPERTIES IV
filed 1999-11-02
CIK 812630

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

FOR THE QUARTERLY PERIOD ENDED                 SEPTEMBER 30, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _____________________ TO
 _____________________  .

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

                                      INDEX

                          DEL TACO INCOME PROPERTIES IV

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
Item 1.  Financial Statements and Supplementary Data

Balance Sheets at September 30, 1999 (Unaudited) and
     December 31, 1998                                                     3

Statements of Income for the three and nine months ended
     September 30, 1999 and 1998 (Unaudited)                               4

Statements of Cash Flows for the nine months ended
     September 30, 1999 and 1998 (Unaudited)                               5

Notes to Financial Statements                                              6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 10


SIGNATURES                                                                11

                          DEL TACO INCOME PROPERTIES IV

                                 BALANCE SHEETS

                                                     SEPTEMBER 30,   December 31,
                                                        1999            1998
                                                     -------------   ------------
                                                     (UNAUDITED)
                                       ASSETS
CURRENT ASSETS:
     Cash                                             $   99,034     $  101,404
     Receivable from General Partner (Note 4)             26,575        106,724
     Deposits                                                426            504
                                                      ----------     ----------
        Total current assets                             126,035        208,632
                                                      ----------     ----------

PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                             1,236,700      1,236,700
     Buildings and improvements                        1,289,860      1,289,860
     Machinery and equipment                             484,789        484,789
                                                      ----------     ----------
                                                       3,011,349      3,011,349
     Less--accumulated depreciation                      999,105        921,294
                                                      ----------     ----------
                                                       2,012,244      2,090,055
                                                      ----------     ----------
                                                      $2,138,279     $2,298,687
                                                      ==========     ==========

                          LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Payable to Limited Partners                      $   18,954     $   18,684
     Accounts payable                                      4,767          5,271
                                                      ----------     ----------
        Total current liabilities                         23,721         23,955
                                                      ----------     ----------

OBLIGATION TO GENERAL PARTNER                            137,953        137,953
                                                      ----------     ----------

PARTNERS' EQUITY:
     Limited Partners                                  1,987,973      2,146,545
     General Partner-Del Taco, Inc.                      (11,368)        (9,766)
                                                      ----------     ----------
                                                       1,976,605      2,136,779
                                                      ----------     ----------
                                                      $2,138,279     $2,298,687
                                                      ==========     ==========

                          The accompanying notes are an
                   integral part of these financial statements

                          DEL TACO INCOME PROPERTIES IV

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                          SEPTEMBER 30,           SEPTEMBER 30,
                                        1999       1998         1999         1998
                                      -------     -------     --------     --------
REVENUES:
     Rent (Notes 3 and 4)             $82,484     $83,729     $235,844     $236,540
     Interest                             518         447        2,512        1,102
     Other                                225         200          500          825
                                      -------     -------     --------     --------
                                       83,227      84,376      238,856      238,467
                                      -------     -------     --------     --------

EXPENSES:
     General and administrative         7,075       6,923       35,221       34,757
     Depreciation                      25,937      25,937       77,811       77,811
                                      -------     -------     --------     --------
                                       33,012      32,860      113,032      112,568
                                      -------     -------     --------     --------

        Net income                    $50,215     $51,516     $125,824     $125,899
                                      =======     =======     ========     ========

     Net income per limited
        partnership unit (Note 2)     $  0.30     $  0.31     $   0.75     $   0.75
                                      =======     =======     ========     ========

                   The accompanying notes are an integral part
                         of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            1999           1998
                                                         ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                               $ 125,824      $ 125,899
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                           77,811         77,811
     Decrease in receivable from General Partner            80,149         38,123
     Decrease (increase) in deposits                            78           (208)
     (Decrease) increase in accounts payable and
        payable to limited partners                           (234)        13,055
                                                         ---------      ---------

           Net cash provided by operating activities       283,628        254,680
                                                         ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                            (285,998)      (225,848)
                                                         ---------      ---------

Net (decrease) increase in cash                             (2,370)        28,832

Beginning cash balance                                     101,404         75,411
                                                         ---------      ---------

Ending cash balance                                      $  99,034      $ 104,243
                                                         =========      =========

                   The accompanying notes are an integral part
                         of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the partnership's annual report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at September 30, 1999, the results of operations and cash flows for the nine month periods ended September 30, 1999 and 1998 have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

                               SEPTEMBER 30, 1999

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

For the three months ended September 30, 1999, the two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $442,290 and net income of $42,179 as compared to $443,637 and $33,419 respectively, for the corresponding period in 1998. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended September 30, 1999, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $245,067 as compared with $254,096 during the same period in 1998.

For the nine months ended September 30, 1999, the two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,266,114 and net income of $95,660 as compared to $1,251,044 and $80,268 respectively, for the corresponding period in 1998. For the nine months ended September 30, 1999, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $699,250 as compared with $720,128 during the same period in 1998.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from the General Partner consists primarily of rent accrued for the month of September. The September rent was collected on October 13, 1999.

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

NOTE 5 - DISTRIBUTIONS

On October 12, 1999, a distribution to the limited partners of $74,329 or approximately $.45 per limited partnership unit, was approved. Such distribution was paid October 18, 1999. The General Partner also received a distribution of $751 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant for the year:

                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                           SEPTEMBER 30,            SEPTEMBER 30,
                                         1999        1998         1999         1998
                                       -------     -------     --------     --------
Orangethorpe Ave., Placentia, CA       $35,240     $36,025     $102,786     $102,047

Lakeshore Drive, Lake Elsinore, CA      29,409      30,492       83,910       86,415

Highland Ave., San Bernardino, CA       17,835      17,212       49,148       48,078
                                       -------     -------     --------     --------

        Total                          $82,484     $83,729     $235,844     $236,540
                                       =======     =======     ========     ========

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $82,484 during the three month period ended September 30, 1999, which represents a decrease of $1,245 from 1998. The partnership earned rental revenue of $235,844 during the nine month period ended September 30, 1999, which represents a decrease of $696 from 1998. The changes in rental revenue between 1999 and 1998 are directly attributable to changes in sales levels at the restaurants under lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table breaks down general and administrative expenses by type of expense:

                                            Percentage of Total
                                       General & Administrative Expense
                                             Nine Months Ended
                                               September 30,
                                       --------------------------------
                                            1999           1998
                                          --------       -------
Accounting fees                             61.63%        64.40%
Distribution of
  information to
  limited partners                          38.37         35.60
                                           ------        ------
                                           100.00%       100.00%

General and administrative costs for the nine month period ended September 30, increased from 1998 to 1999 due to increased costs for accounting and income tax return preparation.

For the three months ended September 30, 1999, net income decreased by $1,301 from 1998 to 1999 due to the decrease in revenues of $1,149 and by the $152 increase in general and administrative expenses. For the nine months ended September 30, 1999, net income decreased by $75 from 1998 to 1999 due to the increase in revenues of $389 which was offset by the $464 increase in general and administrative expenses.

The General Partner does not believe the operations of the partnership will be significantly impacted by the year 2000 software issue and does not believe the year 2000 software issue will materially effect the partnerships operations, financial position or cash flows.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the nine months ended September 30, 1999.

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

                                            DEL TACO INCOME PROPERTIES IV
                                            (a California limited partnership)
                                            Registrant

                                            Del Taco, Inc.
                                            General Partner

Date: October 29, 1999                      /s/ Robert J. Terrano
                                            -----------------------------------
                                            Robert J. Terrano
                                            Executive Vice President,
                                            Chief Financial Officer

Date: October 29, 1999                      /s/ C. Douglas Mitchell
                                            -----------------------------------
                                            C. Douglas Mitchell
                                            Vice President and Corporate
                                            Controller

                                 EXHIBIT INDEX


27    Financial Data Schedule