Form 10-K
period 1999-12-31
DEL TACO INCOME PROPERTIES IV
filed 2000-03-14
CIK 812630

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from __________ to __________

                          COMMISSION FILE NO. 33-13437

                          DEL TACO INCOME PROPERTIES IV
                       (A California limited partnership)
               (Exact name of registrant specified in its charter)

                   CALIFORNIA                                  33-0241855
  (State or other jurisdiction of incorporation or          (I.R.S. Employer
                  organization)                           Identification Number)

          23041 AVENIDA DE LA CARLOTA
            LAGUNA HILLS, CALIFORNIA                               92653
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

The business of the partnership is ownership and leasing of restaurants in California to Del Taco, Inc. The partnership acquired land and constructed three Mexican-American restaurants for long-term lease to Del Taco, Inc. Each property is leased for 32 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 1999, the partnership had a total of three properties leased to Del Taco (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).

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

ITEM 2. PROPERTIES

The partnership has acquired three properties with proceeds obtained from the sale of limited partnership units:


                                                                                                   Date of
                                                 Date of                Restaurant               Commencement
Address                 City, State            Acquisition             Constructed             of Operation(1)
-------                 -----------            -----------             -----------             ----------------
Orangethorpe            Placentia,             August 5, 1988          60 seat with drive      March 27, 1989
Avenue                  CA                                             through service
                                                                       window
Lakeshore               Lake Elsinore,         February 1, 1989        60 seat with drive      April 18, 1990(2)
Drive                   CA                                             through service
                                                                       window
Highland Avenue         San Bernardino,        December 8, 1989        60 seat with drive      July 13, 1990
                        CA                                             through service
                                                                       window

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


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The partnership sold 165,415 ($4,135,375) limited partnership units during the public offering period ended June 3, 1988 and currently has 339 limited partners of record. There is no public market for the trading of the units. Distributions made by the partnership to the limited partners during the past three fiscal years are described in Note 7 to the Notes to the Financial Statements contained under Item 8.

ITEM 6. SELECTED FINANCIAL DATA

                                                   FOR THE YEAR ENDED DECEMBER 31,
                             1999              1998              1997             1996               1995
                          ----------        ----------        ----------        ----------        ----------
Rental revenue            $  401,101        $  398,071        $  327,956        $  361,980        $  275,561

Interest and
  other income                 3,223             2,455             2,326             1,244             1,193

Net income                   258,596           254,610           187,583           219,223           134,697

Net income
  per limited
  partnership
  unit(1)                       1.55              1.52              1.12              1.31              0.81

Cash distributions
  per limited
  partnership
  unit                          2.16              1.83              1.70              1.74              1.45

Total assets               2,198,920         2,298,687         2,334,746         2,429,366         2,495,331

Long-term
  obligations                137,953           137,953           137,953           137,953           137,953



(1) The net income per limited partnership unit was calculated based upon 165,375 weighted average units outstanding in 1999 and 165,415 weighted average units outstanding in 1998, 1997, 1996 and 1995.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Results of Operations - Continued

The following table sets forth rental revenue earned by restaurant for the year:


                                                           YEAR ENDED DECEMBER 31,
                                                1999                1998                1997
                                              --------            --------            --------
Orangethorpe Ave., Placentia, CA              $174,429            $172,184            $142,585

Lakeshore Drive, Lake Elsinore, CA             142,724             144,180             119,218

Highland Ave., San Bernardino, CA               83,948              81,707              66,153
                                              --------            --------            --------
          Total                               $401,101            $398,071            $327,956
                                              ========            ========            ========


The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $401,101 during the year ended December 31, 1999, which represents an increase of $3,030 from 1998. The increase in rental revenue was caused primarily by an increase in supplemental rent at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:


                                    PERCENTAGE OF TOTAL GENERAL & ADMIN. EXPENSE


                                                          Year Ended December 31,
                                               1999               1998               1997
                                              ------             ------             ------
Accounting fees                                65.78%             64.94%             64.37%
Distribution of
   information to limited partners             32.32              33.16              33.58
Other                                           1.90               1.90               2.05
                                              ------             ------             ------
                                              100.00%            100.00%            100.00%
                                              ======             ======             ======

Certain reclassifications have been made to the 1998 and 1997 amounts in the table above to conform to the current year presentation.

General and administrative costs increased from 1998 to 1999 due to increased costs for accounting and income tax return preparation.

Net income increased by $3,986 from 1998 to 1999 due to the increase in revenues of $3,798 and decrease in depreciation expense of $367, which was partially offset by the $179 increase in general and administrative expenses.

On May 19, 1998, the special limited partner resigned. Consistent with the partnership agreement, the General Partner assumed the duties and responsibilities of the special limited partner.

ITEM 8. FINANCIAL STATEMENTS


PART I.  INFORMATION


                                                                                            PAGE NUMBER
                                                                                            -----------
                                            INDEX

Report of Independent Public Accountants                                                          8

Balance Sheets at December 31, 1999 and 1998                                                      9

Statements of Income for the years ended
  December 31, 1999, 1998 and 1997                                                               10

Statement of Changes in Partners' Equity for
  the three years ended December 31, 1999                                                        11

Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997                                                               12

Notes to Financial Statements                                                                 13-17

                          [ARTHUR ANDERSEN LETTERHEAD]




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Del Taco Income Properties, IV:

We have audited the accompanying balance sheets of Del Taco Income Properties IV (a California Limited Partnership) as of December 31, 1999 and 1998, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Income Properties IV as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



/s/ ARTHUR ANDERSEN LLP
------------------------------
 Arthur Andersen LLP



Orange County, California
March 1, 2000

                          DEL TACO INCOME PROPERTIES IV

                                 BALANCE SHEETS



                                                           DECEMBER 31,
                                                  1999                     1998
                                               -----------             -----------
                                      ASSETS

CURRENT ASSETS:
     Cash                                      $   100,224             $   101,404
     Receivable from Del Taco, Inc.                111,622                 106,724
     Deposits                                          400                     504
                                               -----------             -----------
        Total current assets                       212,246                 208,632
                                               -----------             -----------
PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                       1,236,700               1,236,700
     Buildings and improvements                  1,289,860               1,289,860
     Machinery and equipment                       484,789                 484,789
                                               -----------             -----------
                                                 3,011,349               3,011,349
     Less--accumulated depreciation              1,024,675                 921,294
                                               -----------             -----------
                                                 1,986,674               2,090,055
                                               -----------             -----------

                                               $ 2,198,920             $ 2,298,687
                                               ===========             ===========

                         LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Payable to limited partners               $    19,309             $    18,684
     Accounts payable                                7,362                   5,271
                                               -----------             -----------
        Total current liabilities                   26,671                  23,955
                                               -----------             -----------

OBLIGATION TO GENERAL PARTNER                      137,953                 137,953
                                               -----------             -----------

PARTNERS' EQUITY:
     Limited partners                            2,045,087               2,146,545
     General Partner-Del Taco, Inc.                (10,791)                 (9,766)
                                               -----------             -----------
                                                 2,034,296               2,136,779
                                               -----------             -----------
                                               $ 2,198,920             $ 2,298,687
                                               ===========             ===========



   The accompanying notes are an integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                              STATEMENTS OF INCOME



                                                        YEAR ENDED DECEMBER 31,
                                             1999                1998               1997
                                           --------            --------            --------
REVENUES:
     Rent                                  $401,101            $398,071            $327,956
     Interest                                 2,698               1,555               1,651
     Other                                      525                 900                 675
                                           --------            --------            --------
                                            404,324             400,526             330,282
                                           --------            --------            --------
EXPENSES:
     General and administrative              42,347              42,168              38,951
     Depreciation                           103,381             103,748             103,748
                                           --------            --------            --------
                                            145,728             145,916             142,699
                                           --------            --------            --------
        Net income                         $258,596            $254,610            $187,583
                                           ========            ========            ========
     Net income per limited
        partnership unit                   $   1.55            $   1.52            $   1.12
                                           ========            ========            ========




   The accompanying notes are an integral part of these financial statements.

                         DEL TACO INCOME PROPERTIES IV

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                      THREE YEARS ENDED DECEMBER 31, 1999



                                               Limited Partners
                                      -----------------------------------              General
                                          Units                  Amount                 Partner                  Total
                                      -----------             -----------             -----------             -----------
Balance, December 31, 1996                165,415             $ 2,293,656             $    (8,281)            $ 2,285,375
   Net income                                  --                 185,707                   1,876                 187,583
   Cash distributions                          --                (281,950)                 (2,848)               (284,798)
                                      -----------             -----------             -----------             -----------

Balance, December 31, 1997                165,415               2,197,413                  (9,253)              2,188,160
   Net income                                  --                 252,064                   2,546                 254,610
   Cash distributions                          --                (302,932)                 (3,059)               (305,991)
                                      -----------             -----------             -----------             -----------

Balance, December 31, 1998                165,415               2,146,545                  (9,766)              2,136,779
   Redemption of units                        (40)                     --                      --                      --
   Net income                                  --                 256,010                   2,586                 258,596
   Cash distributions                          --                (357,468)                 (3,611)               (361,079)
                                      -----------             -----------             -----------             -----------
Balance, December 31, 1999                165,375             $ 2,045,087             $   (10,791)            $ 2,034,296
                                      ===========             ===========             ===========             ===========



   The accompanying notes are an integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                            STATEMENTS OF CASH FLOWS



                                                                                   YEAR ENDED DECEMBER 31,
                                                                      1999                 1998                   1997
                                                                   ---------             ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                         $ 258,596             $ 254,610             $ 187,583
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                    103,381               103,748               103,748
     Increase (decrease) in payable to limited partners                  625                16,181                  (535)
     Increase in receivable from General Partner                      (4,898)              (41,592)              (13,574)
     (Decrease) increase in accounts payable                           2,091                  (859)                3,130
     Decrease (increase) in deposits                                     104                  (104)                    -
                                                                   ---------             ---------             ---------
           Net cash provided by operating activities                 359,899               331,984               280,352

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners                                      (361,079)             (305,991)             (284,798)
                                                                   ---------             ---------             ---------

NET (DECREASE) INCREASE IN CASH                                       (1,180)               25,993                (4,446)

BEGINNING CASH BALANCE                                               101,404                75,411                79,857
                                                                   ---------             ---------             ---------

ENDING CASH BALANCE                                                $ 100,224             $ 101,404             $  75,411
                                                                   =========             =========             =========



   The accompanying notes are an integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999



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

The partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1999



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NET INCOME PER LIMITED PARTNERSHIP UNIT: Net income per limited partnership unit is calculated based upon 165,375, 165,415 and 165,415 weighted average units outstanding in 1999, 1998 and 1997, respectively.

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

NOTE 3 - SITE SELECTION AND DEVELOPMENT FEE

Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of the gross proceeds of the offering. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. One percent of the gross proceeds of the offering has been paid to the General Partner. The remaining four percent of this fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners' interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the partnership to accrue the site selection and development fee as an obligation to the General Partner. No fees were earned for such services during 1999, 1998 and 1997.

Effective January 1, 1999, the special limited partners' (who resigned on May 19, 1998) 40 limited partnership units were redeemed by the Partnership. Pursuant to the Partnership agreement, the redemption was completed at no cost to the Partnership.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1999


NOTE 4 - LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. Supplemental rent (as defined in the partnership agreement) may be earned if certain criteria are met. There is no minimum rental under any of the leases. The partnership had a total of three properties leased to Del Taco as of December 31, 1999, 1998 and 1997 (Del Taco, in turn, has subleased one of the restaurants to a Del Taco franchisee).

The two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,701,670, $1,697,771 and $1,523,099 and unaudited net income of $114,916, $107,870 and $76,600 for the years ended December 31, 1999, 1998 and 1997, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $940,462, $970,008 and $874,554 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Highland Avenue restaurant in Highland (San Bernardino), California had unaudited net income of $5,073 and $7,339 and a net loss of $4,311 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 5 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 1999 as well as supplemental rent. These amounts were collected on January 17, 2000.

The General Partner received $3,611 in distributions relating to its one percent interest in the partnership for the year ended December 31, 1999.

Del Taco, Inc. serves in the capacity of General Partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1999


NOTE 6 - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:


                                                 1999                 1998               1997
                                               --------            --------            --------
Net income per financial statements            $258,596            $254,610            $187,583
Excess book depreciation                         63,024              63,144              48,537
                                               --------            --------            --------
Taxable income                                 $321,620            $317,754            $236,120
                                               ========            ========            ========


A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 1999, is as follows:


Partners' equity per financial
  statements                                    $2,034,296

Issue costs of limited partnership
  units capitalized for tax purposes               579,259

Excess book depreciation                           136,135
                                                ----------
Net worth for tax purposes                      $2,749,690
                                                ==========

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1999


NOTE 7 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 1999 were as follows:


                                           Cash                Weighted               Number of Units
                                      Distributions          Average Number            Outstanding at
                                       per Limited             of Units                  the End of
Quarter Ended                       Partnership Unit          Outstanding                 Quarter
                                   -------------------       --------------           ---------------
December 31, 1996                       $   0.41                165,415                   165,415
March 31, 1997                              0.49                165,415                   165,415
June 30, 1997                               0.37                165,415                   165,415
September 30, 1997                          0.43                165,415                   165,415
                                        --------
   Total paid in 1997                   $   1.70
                                        ========
December 31, 1997                       $   0.41                165,415                   165,415
March 31, 1998                              0.53                165,415                   165,415
June 30, 1998                               0.41                165,415                   165,415
September 30, 1998                          0.48                165,415                   165,415
                                        --------
   Total paid in 1998                   $   1.83
                                        ========
December 31, 1998                           0.47                165,375                   165,375
March 31, 1999                              0.85                165,375                   165,375
June 30, 1999                               0.39                165,375                   165,375
September 30, 1999                          0.45                165,375                   165,375
                                        --------
   Total paid in 1999                   $   2.16
                                        ========


Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 1999 amounted to $.45 per limited partnership unit and were paid January 28, 2000.

                                    PART III


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP'S GENERAL PARTNER

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:


Name                         Title                                                                 Age
----                         -----                                                                 ---
Kevin K. Moriarty            Director, Chairman and Chief Executive Officer                        53

C. Ronald Petty              President                                                             55

Paul W. Hitzelberger         Executive Vice President, Brand Strategy and
                                Franchise Relations/Development                                    55

Robert J. Terrano            Executive Vice President and
                                Chief Financial Officer                                            44

James D. Stoops              Executive Vice President, Operations                                  47

Janet D. Simmons             Senior Vice President, Purchasing                                     43

Michael L. Annis             Vice President, Secretary and General Counsel                         53

C. Douglas Mitchell          Vice President and Corporate Controller                               49

Timothy A. Hackbardt         Vice President, Marketing                                             36

Shirlene Lopez               Vice President, Corporate Development                                 35

The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2000.

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

Paul W. Hitzelberger, Executive Vice President, Brand Strategy and Franchise Relations/Development of Del Taco, Inc. He was appointed to his current position in December 1995. Mr. Hitzelberger has responsibility for franchise development, relations and training. He also oversees public relations and training for the corporation. From 1991 to 1995, Mr. Hitzelberger was Executive Vice President, Marketing of Del Taco, Inc. From September 1988 through September 1989, Mr. Hitzelberger was Chief Executive Officer of Environmental Marketing Group. Prior to that, Mr. Hitzelberger was a Vice President of Del Taco, Inc. Prior to joining Del Taco, Inc., he served as Vice President - Marketing at the department store division of Lucky Stores, Inc., a major supermarket retailer. Mr. Hitzelberger received a Master of Business Administration degree from Loyola University in Chicago, Illinois.

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

Timothy A. Hackbardt, Vice President, Marketing of Del Taco, Inc. Mr. Hackbardt joined Del Taco, Inc. in November 1999. Prior to then, since November of 1995, he served as Vice President of Marketing of Taco Time International, Inc., Eugene, OR. From September 1994 to November 1995, Mr. Hackbardt was Director of Marketing for Wok Spirit Chinese Delivery restaurants in Newport Beach, CA. From December 1992 to September 1994, Mr. Hackbardt was Director of Marketing for Fosters Freeze International, Inc., San Luis Obispo, CA. Prior to then, Mr. Hackbardt held various positions in the television and radio industry in sales and sales management. Mr. Hackbardt is a graduate of Central Michigan University where he received a Bachelor of Applied Arts, majoring in Broadcast and Cinematic Arts and minoring in Marketing.

Shirlene Lopez, Vice President, Corporate Development & Design of Del Taco, Inc. Ms. Lopez began her career with Del Taco in 1978 as an hourly employee and advanced through the ranks to General Manager in 1984. Ms. Lopez was promoted to the corporate office in 1989 as Human Resource Manager. In 1994, she was promoted to Executive Project Manager reporting to the CEO and in 1996, to Director of Corporate Development in charge of all interior image and design. Ms. Lopez has held her current position since August 1997.

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

         During 1999, the following transactions occurred between the partnership and the General Partner pursuant to the terms of the partnership agreement.

         (1) The General Partner earned $2,586 as its one percent share of the net income of the partnership.

         (2) The General Partner received $3,611 in distributions relating to its one percent interest in the partnership.

(b) During 1999, the partnership had no business relationships with any entity of a type required to be reported under this item.

(c) Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the partnership at any time during 1999 for any amount in excess of $60,000.

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

(b)      No reports on Form 8-K were filed during the last quarter of 1999.

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

                  DEL TACO INCOME PROPERTIES IV - SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 1999



                                                                                              Cost capitalized     Gross amount at
                                                              Initial cost                      subsequent to      which carried at
                                                               to company                        acquisition        close of period
                                                    --------------------------------------------------------------------------------
    Description                                         Land              Buildings &                             Land, buildings &
(All Restaurants)                                      & land               improve-              Carrying            improvements
                              Encumbrances          improvements              ments                 costs                 Total
------------------------------------------------------------------------------------------------------------------------------------
Placentia, CA                 $       --            $  465,933            $  485,961            $       --            $  951,894
Lake Elsinore, CA                     --               449,058               468,361                    --               917,419
San Bernardino, CA                    --               321,709               335,538                    --               657,247
                              ------------------------------------------------------------------------------------------------------
                                      --            $1,236,700            $1,289,860            $       --            $2,526,560
                              ======================================================================================================


                                                                                         Life on which
                                                                                     depreciation in latest
    Description              Accumulated           Date of              Date             income statement
(All Restaurants)            depreciation        construction         acquired             is computed
-----------------------------------------------------------------------------------------------------------
Placentia, CA                $  204,983             1988                  1988            20(LI), 35(BI)
Lake Elsinore, CA               197,560             1989                  1989            20(LI), 35(BI)
San Bernardino, CA              141,530             1989                  1989            20(LI), 35(BI)
                             ----------
                             $  544,073
                             ==========


                                                                Accumulated
                                         Restaurants           depreciation
                                         -----------           ------------
Balances at December 31, 1996:            $2,526,560            $  378,269
   Acquisitions                                   --                55,268
   Sales                                          --                    --
                                          ----------            ----------
Balances at December 31, 1997:             2,526,560               433,537
   Acquisitions                                   --                55,268
   Sales                                          --                    --
                                          ----------            ----------
Balances at December 31, 1998:             2,526,560               488,805
   Acquisitions                                   --                55,268
   Sales                                          --                    --
                                          ----------            ----------
Balances at December 31, 1999:            $2,526,560            $  544,073
                                          ==========            ==========

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



                                             DEL TACO INCOME PROPERTIES IV
                                             a California limited partnership

                                             Del Taco, Inc.
                                             General Partner



Date March 07, 2000                          Kevin K. Moriarty
     --------------                          --------------------------------
                                             Kevin K. Moriarty
                                             Director, Chairman and Chief
                                             Executive Officer



Date March 07, 2000                          Michael L. Annis
     --------------                          --------------------------------
                                             Michael L. Annis
                                             Vice President, Secretary and
                                             General Counsel




Date March 07, 2000                          Robert J. Terrano
     --------------                          ------------------------------
                                             Robert J. Terrano
                                             Executive Vice President and
                                             Chief Financial Officer




Date March 07, 2000                          C. Douglas Mitchell
     --------------                          --------------------------------
                                             C. Douglas Mitchell
                                             Vice President and Corporate
                                             Controller

                                  EXHIBIT INDEX

Exhibit             Description
-------             -----------
27                  Financial Data Schedule