Form 10-Q
period 2000-03-31
DEL TACO INCOME PROPERTIES IV
filed 2000-05-12
CIK 812630

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

FOR THE QUARTERLY PERIOD ENDED         MARCH 31, 2000.

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _____________ TO ______________.

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

                                      INDEX

                          DEL TACO INCOME PROPERTIES IV

                                                                       Page
                                                                      Number
                                                                      ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements and Supplementary Data

         Balance Sheets at March 31, 2000 (Unaudited) and
              December 31, 1999                                           3

         Statements of Income for the three months ended
              March 31, 2000 and 1999 (Unaudited)                         4

         Statements of Cash Flows for the three months ended
              March 31, 2000 and 1999 (Unaudited)                         5

         Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                10

SIGNATURES                                                               11

                          DEL TACO INCOME PROPERTIES IV

                                 BALANCE SHEETS


                                          MARCH 31,         December 31,
                                            2000               1999
                                         -----------        ------------

                                         (Unaudited)

                                    ASSETS

CURRENT ASSETS:
  Cash                                   $   172,448        $   100,224
  Receivable from General Partner             27,286            111,622
  Deposits                                       400                400
                                         -----------        -----------
     Total current assets                    200,134            212,246
                                         -----------        -----------

PROPERTY AND EQUIPMENT, AT COST:
  Land and improvements                    1,236,700          1,236,700
  Buildings and improvements               1,289,860          1,289,860
  Machinery and equipment                    484,789            484,789
                                         -----------        -----------
                                           3,011,349          3,011,349
  Less -- accumulated depreciation         1,042,709          1,024,675
                                         -----------        -----------
                                           1,968,640          1,986,674
                                         -----------        -----------
                                         $ 2,168,774        $ 2,198,920
                                         ===========        ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners            $    17,510        $    19,309
  Accounts payable                            12,660              7,362
                                         -----------        -----------
     Total current liabilities                30,170             26,671
                                         -----------        -----------

OBLIGATION TO GENERAL PARTNER                137,953            137,953
                                         -----------        -----------

PARTNERS' EQUITY:
  Limited Partners                         2,011,778          2,045,087
  General Partner-Dela Taco, Inc.            (11,127)           (10,791)
                                         -----------        -----------
                                           2,000,651          2,034,296
                                         -----------        -----------
                                         $ 2,168,774        $ 2,198,920
                                         ===========        ===========

                          The accompanying notes are an
                   integral part of these financial statements

                          DEL TACO INCOME PROPERTIES IV

                              STATEMENTS OF INCOME

                                   (UNAUDITED)


                                        THREE MONTHS ENDED
                                            MARCH 31,
                                      ---------------------
                                        2000          1999
                                      -------       -------
REVENUES:
     Rent                             $78,143       $77,014
     Interest                           1,300         1,312
     Other                                325           225
                                      -------       -------
                                       79,768        78,551
                                      -------       -------

EXPENSES:
     General and administrative        19,465        19,441
     Depreciation                      18,034        25,937
                                      -------       -------
                                       37,499        45,378
                                      -------       -------

        Net income                    $42,269       $33,173
                                      =======       =======

     Net income per limited
        partnership unit              $  0.25       $  0.20
                                      =======       =======


                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           --------------------------
                                                             2000             1999
                                                           ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                 $  42,269        $  33,173
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                             18,034           25,937
     Decrease in receivable from General Partner              84,336           80,025
     Decrease in deposits                                         --               27
     Increase in accounts payable and
        payable to limited partners                            3,499            3,300
                                                           ---------        ---------

           Net cash provided by operating activities         148,138          142,462

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                               (75,914)         (77,718)
                                                           ---------        ---------

Net increase in cash                                          72,224           64,744

Beginning cash balance                                       100,224          101,404
                                                           ---------        ---------

Ending cash balance                                        $ 172,448        $ 166,148
                                                           =========        =========


                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the partnership's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 2000, the results of operations and cash flows for the three month periods ended March 31, 2000 and 1999 have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented which amounted to 165,375 in 2000 and 1999.

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

                                 MARCH 31, 2000


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

For the three months ended March 31, 2000, the two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $417,104 and net income of $24,203 as compared to $409,568 and $26,937 respectively, for the corresponding period in 1999. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense (1999 combined, unaudited net income has been changed to measure net income on a consistent basis with the year 2000 presentation). For the three months ended March 31, 2000, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $234,092 as compared with $232,214 during the same period in 1999.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from the General Partner consists primarily of rent accrued for the month of March. The March rent was collected on April 13, 2000.

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

NOTE 5 - DISTRIBUTIONS

On April 13, 2000, a distribution to the limited partners of $148,439 or approximately $.90 per limited partnership unit, was approved. Such distribution was paid April 19, 2000. The General Partner also received a distribution of $1,499 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant:

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                         ---------------------
                                          2000          1999
                                         -------       -------
Orangethorpe Ave., Placentia, CA         $33,703       $33,638

Lakeshore Drive, Lake Elsinore, CA        28,091        27,866

Highland Ave., San Bernardino, CA         16,349        15,510
                                         -------       -------

        Total                            $78,143       $77,014
                                         =======       =======

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $78,143 during the three month period ended March 31, 2000, which represents an increase of $1,129 from 1999. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


The following table breaks down general and administrative expenses by type of expense:

                                        Percentage of Total
                                           General and
                                      Administrative Expense
                                      ----------------------
                                        Three Months Ended
                                             March 31,
                                       ---------------------
                                        2000           1999
                                       ------         ------
Accounting fees                         77.32%         76.13%
Distribution of information
  to limited partners                   22.68          23.87
                                       ------         ------
                                       100.00%        100.00%
                                       ======         ======

General and administrative costs increased from 1999 to 2000 due to increased costs for accounting and income tax return preparation. Depreciation decreased because certain machinery and equipment became fully depreciated in the first quarter of 2000.

For the three months ended March 31, 2000, net income increased by $9,096 from 1999 to 2000 due to the increase in revenues of $1,217 and a decrease in depreciation expense of $7,903, which was offset partially by the $24 increase in general and administrative expenses.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (b) No reports on Form 8-K were filed during the three months ended March 31, 2000.

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


                                       DEL TACO INCOME PROPERTIES IV
                                       (a California limited partnership)
                                       Registrant

                                       Del Taco, Inc.
                                       General Partner



Date:  May 1, 2000                     /s/ Robert J. Terrano
                                       -----------------------------------------
                                       Robert J. Terrano
                                       Executive Vice President,
                                       Chief Financial Officer


Date:  May 1, 2000                     /s/ C. Douglas Mitchell
                                       -----------------------------------------
                                       C. Douglas Mitchell
                                       Vice President and Corporate
                                       Controller

                                 EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------

   27               Financial Data Schedule