Form 10-Q
period 2000-06-30
DEL TACO INCOME PROPERTIES IV
filed 2000-08-09
CIK 812630

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

FOR THE QUARTERLY PERIOD ENDED                   JUNE 30, 2000                 .

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

                                      INDEX

                          DEL TACO INCOME PROPERTIES IV

                                                                     PAGE NUMBER
                                                                     -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements and Supplementary Data

         Balance Sheets at June 30, 2000 (Unaudited) and
         December 31, 1999                                                3

         Statements of Income for the three and six months ended
         June 30, 2000 and 1999 (Unaudited)                               4

         Statements of Cash Flows for the six months ended
         June 30, 2000 and 1999 (Unaudited)                               5

         Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                10

SIGNATURES                                                               11

                          DEL TACO INCOME PROPERTIES IV

                                 BALANCE SHEETS

                                             JUNE 30,           December 31,
                                               2000                 1999
                                            -----------         -----------
                                            (UNAUDITED)

                                ASSETS
CURRENT ASSETS:
     Cash                                   $    96,450         $   100,224
     Receivable from General Partner             29,780             111,622
     Deposits                                       400                 400
                                            -----------         -----------
         Total current assets                   126,630             212,246
                                            -----------         -----------

PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                    1,236,700           1,236,700
     Buildings and improvements               1,289,860           1,289,860
     Machinery and equipment                    484,789             484,789
                                            -----------         -----------
                                              3,011,349           3,011,349
     Less--accumulated depreciation           1,056,526           1,024,675
                                            -----------         -----------
                                              1,954,823           1,986,674
                                            -----------         -----------
                                            $ 2,081,453         $ 2,198,920
                                            ===========         ===========

                  LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Payable to Limited Partners            $    24,046         $    19,309
     Accounts payable                             5,111               7,362
                                            -----------         -----------
         Total current liabilities               29,157              26,671
                                            -----------         -----------
OBLIGATION TO GENERAL PARTNER                   137,953             137,953
                                            -----------         -----------
PARTNERS' EQUITY:
     Limited Partners                         1,926,334           2,045,087
     General Partner-Del Taco, Inc.             (11,991)            (10,791)
                                            -----------         -----------
                                              1,914,343           2,034,296
                                            -----------         -----------
                                            $ 2,081,453         $ 2,198,920
                                            ===========         ===========

                          The accompanying notes are an
                   integral part of these financial statements

                          DEL TACO INCOME PROPERTIES IV

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                           JUNE 30,                    JUNE 30,
                                     ---------------------      ----------------------
                                      2000          1999          2000          1999
                                     -------      --------      --------      --------
REVENUES:
     Rent                            $84,573      $ 76,347      $162,716      $153,360
     Interest                            886           682         2,186         1,994
     Other                               250            50           575           275
                                     -------      --------      --------      --------
                                      85,709        77,079       165,477       155,629
                                     -------      --------      --------      --------
EXPENSES:
     General and administrative        8,261         8,706        27,727        28,146
     Depreciation                     13,817        25,937        31,851        51,874
                                     -------      --------      --------      --------
                                      22,078        34,643        59,578        80,020
                                     -------      --------      --------      --------
         Net income                  $63,631      $ 42,436      $105,899      $ 75,609
                                     =======      ========      ========      ========
     Net income per limited
        partnership unit             $  0.38      $   0.25      $   0.63      $   0.45
                                     =======      ========      ========      ========

                         The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                          -----------------------
                                                            2000           1999
                                                          ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                $ 105,899     $  75,609
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                            31,851        51,874
     Decrease in receivable from General Partner             81,842        80,975
     Decrease in deposits                                        --            52
     Increase in accounts payable and
        payable to limited partners                           2,486           236
                                                          ---------     ---------
             Net cash provided by operating activities      222,078       208,746

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                             (225,852)     (220,118)
                                                          ---------     ---------
Net decrease  in cash                                        (3,774)      (11,372)

Beginning cash balance                                      100,224       101,404
                                                          ---------     ---------
Ending cash balance                                       $  96,450     $  90,032
                                                          =========     =========

                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the partnership's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 2000, the results of operations and cash flows for the six month periods ended June 30, 2000 and 1999 have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

                                  JUNE 30, 2000

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

For the three months ended June 30, 2000, the two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $440,807 and net income of $29,700 as compared to $414,256 and $26,544 respectively, for the corresponding period in 1999. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense (1999 combined, unaudited net income has been changed to measure net income on a consistent basis with the year 2000 presentation). For the three months ended June 30, 2000, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $263,968 as compared with $221,967 during the same period in 1999.

For the six months ended June 30, 2000, the two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $857,911 and net income of $53,903 as compared to $823,824 and $53,481 respectively, for the corresponding period in 1999. For the six months ended June 30, 2000, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $498,058 as compared with $454,183 during the same period in 1999.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from the General Partner consists primarily of rent accrued for the month of June. The June rent was collected on July 15, 2000.

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

NOTE 5 - DISTRIBUTIONS

On July 17, 2000, a distribution to the limited partners of $66,730 or approximately $.40 per limited partnership unit, was approved. Such distribution was paid July 18, 2000. The General Partner also received a distribution of $674 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant for the year:

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                              JUNE 30,                   JUNE 30,
                                        --------------------      ----------------------
                                          2000        1999          2000          1999
                                        -------      -------      --------      --------
Orangethorpe Ave., Placentia, CA        $35,450      $33,909      $ 69,153      $ 67,546

Lakeshore Drive, Lake Elsinore, CA       31,676       26,636        59,767        54,501

Highland Ave., San Bernardino, CA        17,447       15,802        33,796        31,313
                                        -------      -------      --------      --------
         Total                          $84,573      $76,347      $162,716      $153,360
                                        =======      =======      ========      ========

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $84,573 during the three month period ended June 30, 2000, which represents an increase of $8,226 from 1999. The partnership earned rental revenue of $162,716 during the six month period ended June 30, 2000, which represents an increase of $9,356 from 1999. The changes in rental revenue between 2000 and 1999 are directly attributable to changes in sales levels at the restaurants under lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table breaks down general and administrative expenses by type of expense:

                               Percentage of Total
                        General & Administrative Expense

                                                               Six Months Ended
                                                                   June 30,
                                                              ------------------
                                                               2000       1999
                                                              ------     ------

        Accounting fees                                        70.04%     71.61%
        Distribution of information to limited partners        29.96      28.39
                                                              ------     -------
                                                              100.00%    100.00%
                                                              ======     ======

Depreciation decreased in 2000 because certain equipment became fully depreciated during 1999.

For the three month period ended June 30, 2000 net income increased by $21,195 from 1999 to 2000 due to the increase in revenues of $8,630, the decrease in depreciation expense of $12,120 and the $445 decrease in general and administrative expenses. For the six month period ended June 30, 2000 net income increased by $30,290 from 1999 to 2000 due to the increase in revenues of $9,848, the decrease in depreciation expense of $20,023 and the decrease in general and administrative expenses of $419.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the six months ended June 30, 2000.

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


                                            DEL TACO INCOME PROPERTIES IV
                                            (a California limited partnership)
                                            Registrant

                                            Del Taco, Inc.
                                            General Partner



Date: July 31, 2000                         /s/ Robert J. Terrano
                                            -----------------------------------
                                                Robert J. Terrano
                                                Executive Vice President,
                                                Chief Financial Officer


Date: July 31, 2000                         /s/ C. Douglas Mitchell
                                            -----------------------------------
                                                C. Douglas Mitchell
                                                Vice President and Corporate
                                                Controller

                                 EXHIBIT INDEX

Exhibit
Number                            Description
------                            -----------

 27.1                       Financial Data Schedule