Form 10-Q
period 2000-09-30
DEL TACO INCOME PROPERTIES IV
filed 2000-11-07
CIK 812630

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM  __________________ TO ___________________.

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

                                      INDEX

                          DEL TACO INCOME PROPERTIES IV



                                                                     PAGE NUMBER
                                                                     -----------
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements and Supplementary Data

Balance Sheets at September 30, 2000 (Unaudited) and
     December 31, 1999                                                      3

Statements of Income for the three and nine months ended
     September 30, 2000 and 1999 (Unaudited)                                4

Statements of Cash Flows for the nine months ended
     September 30, 2000 and 1999 (Unaudited)                                5

Notes to Financial Statements                                               6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  10


SIGNATURES                                                                 11

                          DEL TACO INCOME PROPERTIES IV

                                 BALANCE SHEETS

                                                SEPTEMBER 30,       December 31,
                                                    2000               1999
                                                 -----------        -----------
                                                 (UNAUDITED)
                                    ASSETS

CURRENT ASSETS:
     Cash                                        $   117,290        $   100,224
     Receivable from General Partner                  29,282            111,622
     Deposits                                            400                400
                                                 -----------        -----------
        Total current assets                         146,972            212,246
                                                 -----------        -----------

PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                         1,236,700          1,236,700
     Buildings and improvements                    1,289,860          1,289,860
     Machinery and equipment                         484,789            484,789
                                                 -----------        -----------
                                                   3,011,349          3,011,349
     Less--accumulated depreciation                1,070,343          1,024,675
                                                 -----------        -----------
                                                   1,941,006          1,986,674
                                                 -----------        -----------
                                                 $ 2,087,978        $ 2,198,920
                                                 ===========        ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Payable to Limited Partners                 $    23,324        $    19,309
     Accounts payable                                 10,422              7,362
                                                 -----------        -----------
        Total current liabilities                     33,746             26,671
                                                 -----------        -----------

OBLIGATION TO GENERAL PARTNER                        137,953            137,953
                                                 -----------        -----------

PARTNERS' EQUITY:
     Limited Partners                              1,928,250          2,045,087
     General Partner-Del Taco, Inc.                  (11,971)           (10,791)
                                                 -----------        -----------
                                                   1,916,279          2,034,296
                                                 -----------        -----------
                                                 $ 2,087,978        $ 2,198,920
                                                 ===========        ===========


                          The accompanying notes are an
                   integral part of these financial statements

                          DEL TACO INCOME PROPERTIES IV

                              STATEMENTS OF INCOME

                                   (UNAUDITED)


                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                       SEPTEMBER 30,         SEPTEMBER 30,
                                    -------------------   -------------------
                                      2000       1999       2000       1999
                                    --------   --------   --------   --------
REVENUES:
     Rent                           $ 89,620   $ 82,484   $252,336   $235,844
     Interest                            667        518      2,852      2,512
     Other                               199        225        775        500
                                    --------   --------   --------   --------
                                      90,486     83,227    255,963    238,856
                                    --------   --------   --------   --------

EXPENSES:
     General and administrative        7,329      7,075     35,056     35,221
     Depreciation                     13,817     25,937     45,668     77,811
                                    --------   --------   --------   --------
                                      21,146     33,012     80,724    113,032
                                    --------   --------   --------   --------

        Net income                  $ 69,340   $ 50,215   $175,239   $125,824
                                    ========   ========   ========   ========

     Net income per limited
        partnership unit            $   0.42   $   0.30   $   1.05   $   0.75
                                    ========   ========   ========   ========




                   The accompanying notes are an integral part
                         of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        -----------------------
                                                           2000          1999
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                              $ 175,239     $ 125,824
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                           45,668        77,811
    Decrease in receivable from General Partner            82,340        80,149
    Decrease in deposits                                       --            78
    Increase (decrease) in accounts payable and
      payable to limited partners                           7,075          (234)
                                                        ---------     ---------

        Net cash provided by operating activities         310,322       283,628
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                           (293,256)     (285,998)
                                                        ---------     ---------

Net increase (decrease) in cash                            17,066        (2,370)

Beginning cash balance                                    100,224       101,404
                                                        ---------     ---------

Ending cash balance                                     $ 117,290     $  99,034
                                                        =========     =========



                   The accompanying notes are an integral part
                         of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the partnership's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at September 30, 2000, the results of operations and cash flows for the nine month periods ended September 30, 2000 and 1999 have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

                               SEPTEMBER 30, 2000


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

For the three months ended September 30, 2000, the two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $469,260 and net income of $33,696 as compared to $442,290 and $42,179 respectively, for the corresponding period in 1999. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended September 30, 2000, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $277,573 as compared with $245,067 during the same period in 1999.

For the nine months ended September 30, 2000, the two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,327,171 and net income of $87,599 as compared to $1,266,114 and $95,660 respectively, for the corresponding period in 1999. For the nine months ended September 30, 2000, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $775,632 as compared with $699,250 during the same period in 1999.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from the General Partner consists primarily of rent accrued for the month of September. The September rent was collected on October 13, 2000.

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

NOTE 5 - DISTRIBUTIONS

On October 13, 2000, a distribution to the limited partners of $88,076 or approximately $.53 per limited partnership unit, was approved. Such distribution was paid October 18, 2000. The General Partner also received a distribution of $890 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant for the year:

                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                               SEPTEMBER 30,           SEPTEMBER 30,
                                           --------------------    ---------------------
                                             2000        1999        2000         1999
                                           --------    --------    ---------    --------
Orangethorpe Ave., Placentia, CA           $ 38,296    $ 35,240    $ 107,448    $102,786

Lakeshore Drive, Lake Elsinore, CA           33,309      29,409       93,076      83,910

Highland Ave., San Bernardino, CA            18,015      17,835       51,812      49,148
                                           --------    --------    ---------    --------
        Total                              $ 89,620    $ 82,484    $ 252,336    $235,844
                                           ========    ========    =========    ========


The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $89,620 during the three month period ended September 30, 2000, which represents an increase of $7,136 from 1999. The partnership earned rental revenue of $252,336 during the nine month period ended September 30, 2000, which represents an increase of $16,492 from 1999. The changes in rental revenue between 2000 and 1999 are directly attributable to changes in sales levels at the restaurants under lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table breaks down general and administrative expenses by type of expense:


                                                    Percentage of Total
                                              General & Administrative Expense
                                              --------------------------------
                                                     Nine Months Ended
                                                       September 30,
                                                   --------------------
                                                    2000           1999
                                                   ------        ------
Accounting fees                                     62.89%        61.63%
Distribution of
  information to
  limited partners                                  37.11         38.37
                                                   ------        ------

                                                   100.00%       100.00%
                                                   ======        ======

Depreciation decreased in 2000 because certain equipment became fully depreciated during 1999.

For the three months ended September 30, 2000, net income increased by $19,125 from 1999 to 2000 due to the increase in revenues of $7,259 and the $12,120 decrease in depreciation expense which were partially offset by the $254 increase in general and administrative expenses. For the nine months ended September 30, 2000, net income increased by $49,415 from 1999 to 2000 due to the increase in revenues of $17,107, the $32,143 decrease in depreciation expense and the $165 decrease in general and administrative expenses.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the nine months ended September 30, 2000.

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


                                            DEL TACO INCOME PROPERTIES IV
                                            (a California limited partnership)
                                            Registrant

                                            Del Taco, Inc.
                                            General Partner



Date:  October 31, 2000                     /s/ Robert J. Terrano
                                            ---------------------
                                            Robert J. Terrano
                                            Executive Vice President,
                                            Chief Financial Officer


Date:  October 31, 2000                     /s/ C. Douglas Mitchell
                                            -----------------------
                                            C. Douglas Mitchell
                                            Vice President and Corporate
                                            Controller

                                 EXHIBIT INDEX

Exhibit
  No.            Description
-------          -----------
  27             Financial Data Schedule