Form 10-K
period 2000-12-31
DEL TACO INCOME PROPERTIES IV
filed 2001-03-08
CIK 812630

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

The business of the partnership is ownership and leasing of restaurants in California to Del Taco, Inc. The partnership acquired land and constructed three Mexican-American restaurants for long-term lease to Del Taco, Inc. Each property is leased for 32 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants plus supplemental rent as required by the partnership agreement. As of December 31, 2000, the partnership had a total of three properties leased to Del Taco (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).

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

ITEM 2. PROPERTIES

The partnership has acquired three properties with proceeds obtained from the sale of limited partnership units:

                                                                                                 Date of
                                                Date of                                      Commencement of
Address                City, State            Acquisition        Restaurant Constructed        Operation(1)
-------                -----------            -----------        ----------------------      ---------------

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The partnership sold 165,415 ($4,135,375) limited partnership units during the public offering period ended June 3, 1988 and currently has 327 limited partners of record. There is no public market for the trading of the units. Distributions made by the partnership to the limited partners during the past three fiscal years are described in Note 7 to the Notes to the Financial Statements contained under Item 8.

ITEM 6.  SELECTED FINANCIAL DATA

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------------------------------
                                    2000           1999           1998           1997           1996
                                 ----------     ----------     ----------     ----------     ----------

Rental revenue                   $  417,251     $  401,101     $  398,071     $  327,956     $  361,980

Interest and other income             4,545          3,223          2,455          2,326          1,244

Net income                          320,106        258,596        254,610        187,583        219,223

Net income per limited
  partnership unit(1)                  1.92           1.55           1.52           1.12           1.31

Cash distributions per
  limited partnership unit             2.29           2.16           1.83           1.70           1.74

Total assets                      2,144,413      2,198,920      2,298,687      2,334,746      2,429,366

Long-term obligations               137,953        137,953        137,953        137,953        137,953

--------------
(1) The net income per limited partnership unit was calculated based upon 165,375 weighted average units outstanding in 2000 and 1999 and 165,415 weighted average units outstanding in 1998, 1997 and 1996.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Results of Operations - Continued

The following table sets forth rental revenue earned by restaurant for the year:

                                               YEAR ENDED DECEMBER 31,
                                          ---------------------------------
                                            2000         1999        1998
                                          --------     --------    --------

Orangethorpe Ave., Placentia, CA          $177,310     $174,429    $172,184

Lakeshore Drive, Lake Elsinore, CA         153,993      142,724     144,180

Highland Ave., San Bernardino, CA           85,948       83,948      81,707
                                          --------     --------    --------

          Total                           $417,251     $401,101    $398,071
                                          ========     ========    ========

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants plus supplemental rent as required by the partnership agreement. The partnership earned rental revenue of $417,251 during the year ended December 31, 2000, which represents an increase of $16,150 from 1999. The increase in rental revenue was caused primarily by an increase in sales at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

                  PERCENTAGE OF TOTAL GENERAL & ADMIN. EXPENSE

                                          Year Ended December 31,
                                   ---------------------------------
                                     2000         1999         1998
                                   -------      -------      -------

Accounting fees                      71.00%       65.78%       64.94%
Distribution of information
  to limited partners                27.07        32.32        33.16
Other                                 1.93         1.90         1.90
                                   -------      -------      -------
                                    100.00%      100.00%      100.00%
                                   =======      =======      =======

General and administrative costs decreased by $142 from 1999 to 2000.

Net income increased by $61,510 from 1999 to 2000 due to the increase in revenues of $17,472, the decrease in depreciation expense of $43,896 and the $142 decrease in general and administrative expenses. Depreciation decreased in 2000 because certain equipment became fully depreciated in both 1999 and 1998.

On May 19, 1998, the special limited partner resigned. Consistent with the partnership agreement, the General Partner assumed the duties and responsibilities of the special limited partner.

ITEM 8. FINANCIAL STATEMENTS

PART I. INFORMATION

                                    INDEX

                                                                     PAGE NUMBER
                                                                     -----------
Report of Independent Public Accountants                                   8

Balance Sheets at December 31, 2000 and 1999                               9

Statements of Income for the years ended
  December 31,  2000, 1999 and 1998                                       10

Statement of Changes in Partners' Equity for
  the three years ended December 31, 2000                                 11

Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998                                        12

Notes to Financial Statements                                          13-17

                             [ARTHUR ANDERSEN LOGO]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Del Taco Income Properties, IV:

We have audited the accompanying balance sheets of Del Taco Income Properties IV (a California Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income, partners' equity and cash flows for the three years ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Income Properties IV as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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


/s/ ARTHUR ANDERSEN LLP

Orange County, California
February 23, 2001

                          DEL TACO INCOME PROPERTIES IV

                                 BALANCE SHEETS

                                                 DECEMBER 31,
                                        ----------------------------
                                            2000             1999
                                        -----------      -----------

                                     ASSETS

CURRENT ASSETS:
     Cash                               $   108,643      $   100,224
     Receivable from Del Taco, Inc.         108,105          111,622
     Deposits                                   476              400
                                        -----------      -----------
         Total current assets               217,224          212,246
                                        -----------      -----------

PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                1,236,700        1,236,700
     Buildings and improvements           1,289,860        1,289,860
     Machinery and equipment                484,789          484,789
                                        -----------      -----------
                                          3,011,349        3,011,349
     Less--accumulated depreciation       1,084,160        1,024,675
                                        -----------      -----------
                                          1,927,189        1,986,674
                                        -----------      -----------
                                        $ 2,144,413      $ 2,198,920
                                        ===========      ===========


                       LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Payable to limited partners        $    24,200      $    19,309
     Accounts payable                        10,080            7,362
                                        -----------      -----------
         Total current liabilities           34,280           26,671
                                        -----------      -----------
OBLIGATION TO GENERAL PARTNER               137,953          137,953
                                        -----------      -----------

PARTNERS' EQUITY:
     Limited partners                     1,983,592        2,045,087
     General Partner-Del Taco, Inc.         (11,412)         (10,791)
                                        -----------      -----------
                                          1,972,180        2,034,296
                                        -----------      -----------
                                        $ 2,144,413      $ 2,198,920
                                        ===========      ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                              STATEMENTS OF INCOME


                                          YEAR ENDED DECEMBER 31,
                                    ----------------------------------
                                      2000         1999         1998
                                    --------     --------     --------
REVENUES:
     Rent                           $417,251     $401,101     $398,071
     Interest                          3,695        2,698        1,555
     Other                               850          525          900
                                    --------     --------     --------
                                     421,796      404,324      400,526
                                    --------     --------     --------
EXPENSES:
     General and administrative       42,205       42,347       42,168
     Depreciation                     59,485      103,381      103,748
                                    --------     --------     --------
                                     101,690      145,728      145,916
                                    --------     --------     --------
         Net income                 $320,106     $258,596     $254,610
                                    ========     ========     ========
     Net income per limited
        partnership unit            $   1.92     $   1.55     $   1.52
                                    ========     ========     ========


                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 2000

                                       Limited Partners
                                  --------------------------         General
                                   Units            Amount           Partner           Total
                                  -------        -----------        --------        -----------
Balance, December 31, 1997        165,415        $ 2,197,413        $ (9,253)       $ 2,188,160

   Net income                          --            252,064           2,546            254,610

   Cash distributions                  --           (302,932)         (3,059)          (305,991)
                                  -------        -----------        --------        -----------
Balance, December 31, 1998        165,415          2,146,545          (9,766)         2,136,779

   Redemption of units                (40)                --              --                 --

   Net income                          --            256,010           2,586            258,596

   Cash distributions                  --           (357,468)         (3,611)          (361,079)
                                  -------        -----------        --------        -----------
Balance, December 31, 1999        165,375          2,045,087         (10,791)         2,034,296

   Net income                          --            316,905           3,201            320,106

   Cash distributions                  --           (378,400)         (3,822)          (382,222)
                                  -------        -----------        --------        -----------
Balance, December 31, 2000        165,375        $ 1,983,592        $(11,412)       $ 1,972,180
                                  =======        ===========        ========        ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                            STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------
                                                                    2000              1999             1998
                                                                  ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                        $ 320,106        $ 258,596        $ 254,610
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                    59,485          103,381          103,748
     Increase in payable to limited partners                          4,891              625           16,181
     Decrease (increase) in receivable from General Partner           3,517           (4,898)         (41,592)
     Increase (decrease) in accounts payable                          2,718            2,091             (859)
     (Increase) decrease in deposits                                    (76)             104             (104)
                                                                  ---------        ---------        ---------
             Net cash provided by operating activities              390,641          359,899          331,984

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                                     (382,222)        (361,079)        (305,991)
                                                                  ---------        ---------        ---------
NET INCREASE (DECREASE) IN CASH                                       8,419           (1,180)          25,993

BEGINNING CASH BALANCE                                              100,224          101,404           75,411
                                                                  ---------        ---------        ---------
ENDING CASH BALANCE                                               $ 108,643        $ 100,224        $ 101,404
                                                                  =========        =========        =========


                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


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

DECEMBER 31, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NET INCOME PER LIMITED PARTNERSHIP UNIT: Net income per limited partnership unit is calculated based upon 165,375, 165,375 and 165,415 weighted average units outstanding in 2000, 1999 and 1998, respectively.

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

NOTE 3 - SITE SELECTION AND DEVELOPMENT FEE

Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of the gross proceeds of the offering. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. One percent of the gross proceeds of the offering has been paid to the General Partner. The remaining four percent of this fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners' interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the partnership to accrue the site selection and development fee as an obligation to the General Partner. No fees were earned for such services during 2000, 1999 and 1998.

Effective January 1, 1999, the special limited partners' (who resigned on May 19, 1998) 40 limited partnership units were redeemed by the Partnership. Pursuant to the Partnership agreement, the redemption was completed at no cost to the Partnership.

DEL TACO INCOME PROPERTIES IV

DECEMBER 31, 2000

NOTE 4 - LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. Supplemental rent (as defined in the partnership agreement) may be earned if certain criteria are met. There is no minimum rental under any of the leases. The partnership had a total of three properties leased to Del Taco as of December 31, 2000, 1999 and 1998 (Del Taco, in turn, has subleased one of the restaurants to a Del Taco franchisee).

The two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,782,786, $1,701,670 and $1,697,771 and unaudited net income of $111,954, $114,916 and $107,870 for the years ended December 31, 2000, 1999 and 1998, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $1,042,856, $940,462 and $970,008 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 5 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 2000 as well as supplemental rent. These amounts were collected on January 11, 2001.

The General Partner received $3,822 in distributions relating to its one percent interest in the partnership for the year ended December 31, 2000.

Del Taco, Inc. serves in the capacity of General Partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

DEL TACO INCOME PROPERTIES IV

DECEMBER 31, 2000

NOTE 6 - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

                                           2000          1999          1998
                                         --------      --------      --------
Net income per financial statements      $320,106      $258,596      $254,610
Excess book depreciation                   19,131        63,024        63,144
                                         --------      --------      --------
Taxable income                           $339,237      $321,620      $317,754
                                         ========      ========      ========

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 2000, is as follows:

Partners' equity per financial statements           $1,972,180

Issue costs of limited partnership
  units capitalized for tax purposes                   579,259

Excess book depreciation                               155,268
                                                    ----------
Net worth for tax purposes                          $2,706,707
                                                    ==========

DEL TACO INCOME PROPERTIES IV

DECEMBER 31, 2000


NOTE 7 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2000 were as follows:

                                                    Cash                 Weighted         Number of Units
                                               Distributions per      Average Number      Outstanding at
                                              Limited Partnership        of Units           the End of
Quarter Ended                                        Unit               Outstanding           Quarter
-------------                                 -------------------     --------------      ---------------
December 31, 1997                                   $0.41                 165,415             165,415
March 31, 1998                                       0.53                 165,415             165,415
June 30, 1998                                        0.41                 165,415             165,415
September 30, 1998                                   0.48                 165,415             165,415
                                                    -----
   Total paid in 1998                               $1.83
                                                    =====

December 31, 1998                                   $0.47                 165,375             165,415
March 31, 1999                                       0.85                 165,375             165,375
June 30, 1999                                        0.39                 165,375             165,375
September 30, 1999                                   0.45                 165,375             165,375
                                                    -----
   Total paid in 1999                               $2.16
                                                    =====

December 31, 1999                                   $0.45                 165,375             165,375
March 31, 2000                                       0.90                 165,375             165,375
June 30, 2000                                        0.41                 165,375             165,375
September 30, 2000                                   0.53                 165,375             165,375
                                                    -----
   Total paid in 2000                               $2.29
                                                    =====

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 2000 amounted to $.48 per limited partnership unit and were paid January 22, 2001.

                                    PART III

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP'S GENERAL PARTNER

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:

Name                      Title                                             Age
----                      -----                                             ---
Kevin K. Moriarty         Director, Chairman and Chief Executive Officer    54

C. Ronald Petty           President                                         56

Paul W. Hitzelberger      Executive Vice President, Franchise
                            Development/Relations                           56

Robert J. Terrano         Executive Vice President and
                             Chief Financial Officer                        45

James D. Stoops           Executive Vice President, Operations              48

Janet D. Simmons          Senior Vice President, Purchasing                 44

Michael L. Annis          Vice President, Secretary and General Counsel     54

C. Douglas Mitchell       Vice President and Corporate Controller           50

Timothy A. Hackbardt      Vice President, Marketing                         37

Shirlene Lopez            Vice President, Corporate Development             36


The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2001.

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

Paul W. Hitzelberger, Executive Vice President, Franchise Development/Relations of Del Taco, Inc. He was appointed to his current position in December 1995. Mr. Hitzelberger has responsibility for franchise development and relations. From 1991 to 1995, Mr. Hitzelberger was Executive Vice President, Marketing of Del Taco, Inc. From September 1988 through September 1989, Mr. Hitzelberger was Chief Executive Officer of Environmental Marketing Group. Prior to that, Mr. Hitzelberger was a Vice President of Del Taco, Inc. Prior to joining Del Taco, Inc., he served as Vice President - Marketing at the department store division of Lucky Stores, Inc., a major supermarket retailer. Mr. Hitzelberger received a Master of Business Administration degree from Loyola University in Chicago, Illinois.

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

Timothy A. Hackbardt, Vice President, Marketing of Del Taco, Inc. Mr. Hackbardt joined Del Taco, Inc. in November 1999. From November 1995 to November 1999, he served as Vice President of Marketing of Taco Time International, Inc., Eugene, OR. From September 1994 to November 1995, Mr. Hackbardt was Director of Marketing for Wok Spirit Chinese Delivery restaurants in Newport Beach, CA. From December 1992 to September 1994, Mr. Hackbardt was Director of Marketing for Fosters Freeze International, Inc., San Luis Obispo, CA. Prior to then, Mr. Hackbardt held various positions in the television and radio industry in sales and sales management. Mr. Hackbardt is a graduate of Central Michigan University where he received a Bachelor of Applied Arts, majoring in Broadcast and Cinematic Arts and minoring in Marketing.

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

     During 2000, the following transactions occurred between the partnership and the General Partner pursuant to the terms of the partnership agreement.

     (1) The General Partner earned $3,201 as its one percent share of the net income of the partnership.

     (2) The General Partner received $3,822 in distributions relating to its one percent interest in the partnership.

(b) During 2000, the partnership had no business relationships with any entity of a type required to be reported under this item.

(c) Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the partnership at any time during 2000 for any amount in excess of $60,000.

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

(b)  No reports on Form 8-K were filed during the last quarter of 2000.

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

                  DEL TACO INCOME PROPERTIES IV - SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000

                                                                                Cost
                                                                             capitalized     Gross amount at
                                                     Initial cost           subsequent to    which carried at
                                                      to company             acquisition     close of period
                                             ----------------------------------------------------------------
                                                                                             Land, buildings
   Description                               Land & land      Buildings &      Carrying       & improvements   Accumulated
(All Restaurants)          Encumbrances      improvements     Improvements      costs            Total         depreciation
----------------------------------------------------------------------------------------------------------------------------
Placentia, CA                  $ --          $   465,933      $  485,961        $ --           $  951,894        $225,806
Lake Elsinore, CA                --              449,058          468,361         --              917,419         217,629
San Bernardino, CA               --              321,709          335,538         --              657,247         155,906
                            ---------------------------------------------------------------------------------------------
                               $ --          $ 1,236,700      $ 1,289,860       $ --           $2,526,560        $599,341
                            =============================================================================================

                                                           Life on which
                                                       depreciation in latest
   Description                Date of          Date       income statement
(All Restaurants)           construction     acquired       is computed
--------------------------------------------------------------------------------
Placentia, CA                   1988           1988       20 (LI), 35 (BI)
Lake Elsinore, CA               1989           1989       20 (LI), 35 (BI)
San Bernardino, CA              1989           1989       20 (LI), 35 (BI)

                                                                Accumulated
                                             Restaurants        Depreciation
                                             -----------        ------------
Balances at December 31, 1997:                $2,526,560          $433,537
   Acquisitions                                       --            55,268
   Sales                                              --                --
                                              ----------          --------
Balances at December 31, 1998:                 2,526,560           488,805
   Acquisitions                                       --            55,268
   Sales                                              --                --
                                              ----------          --------
Balances at December 31, 1999:                 2,526,560           544,073
   Acquisitions                                       --            55,268
   Sales                                              --                --
                                              ----------          --------
Balances at December 31, 2000:                $2,526,560          $599,341
                                              ==========          ========

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



                                            DEL TACO INCOME PROPERTIES IV
                                            a California limited partnership

                                            Del Taco, Inc.
                                            General Partner


Date: March 7, 2001                         Kevin K. Moriarty
                                            ------------------------------------
                                            Kevin K. Moriarty
                                            Director, Chairman and Chief
                                            Executive Officer


Date: March 7, 2001                         Michael L. Annis
                                            ------------------------------------
                                            Michael L. Annis
                                            Vice President, Secretary and
                                            General Counsel


Date: March 7, 2001                         Robert J. Terrano
                                            ------------------------------------
                                            Robert J. Terrano
                                            Executive Vice President and
                                            Chief Financial Officer


Date: March 7, 2001                         C. Douglas Mitchell
                                            ------------------------------------
                                            C. Douglas Mitchell
                                            Vice President and Corporate
                                            Controller