Form 10-Q
period 2001-03-31
DEL TACO INCOME PROPERTIES IV
filed 2001-05-08
CIK 812630

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _______________.

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

                                      INDEX

                          DEL TACO INCOME PROPERTIES IV

PART I.  FINANCIAL INFORMATION                                PAGE NUMBER
------------------------------                                -----------

Item 1.  Financial Statements and Supplementary Data


Balance Sheets at March 31, 2001 (Unaudited) and
     December 31, 2000                                               3

Statements of Income for the three months ended
     March 31, 2001 and 2000 (Unaudited)                             4

Statements of Cash Flows for the three months ended
     March 31, 2001 and 2000 (Unaudited)                             5

Notes to Financial Statements                                        6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations               8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                           10


SIGNATURES                                                          11
----------

                          DEL TACO INCOME PROPERTIES IV

                                 BALANCE SHEETS

                                        March 31,       December 31,
                                          2001             2000
                                       -----------      -----------
                                       (Unaudited)

                                  ASSETS

CURRENT ASSETS:
   Cash                                $   176,115      $   108,643
   Receivable from General Partner          29,032          108,105
   Deposits                                    438              476
                                       -----------      -----------
       Total current assets                205,585          217,224
                                       -----------      -----------

PROPERTY AND EQUIPMENT, at cost:
   Land and improvements                 1,236,700        1,236,700
   Buildings and improvements            1,289,860        1,289,860
   Machinery and equipment                 484,789          484,789
                                       -----------      -----------
                                         3,011,349        3,011,349
   Less--accumulated depreciation        1,097,977        1,084,160
                                       -----------      -----------
                                         1,913,372        1,927,189
                                       -----------      -----------

                                       $ 2,118,957      $ 2,144,413
                                       ===========      ===========

                      LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Payable to Limited Partners         $    25,635      $    24,200
   Accounts payable                         13,608           10,080
                                       -----------      -----------
       Total current liabilities            39,243           34,280
                                       -----------      -----------

OBLIGATION TO GENERAL PARTNER              137,953          137,953
                                       -----------      -----------

PARTNERS' EQUITY:
   Limited Partners                      1,953,477        1,983,592
   General Partner-Del Taco, Inc.          (11,716)         (11,412)
                                       -----------      -----------
                                         1,941,761        1,972,180
                                       -----------      -----------

                                       $ 2,118,957      $ 2,144,413
                                       ===========      ===========


                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                  Three Months Ended
                                       March 31,
                                  -------------------
                                   2001        2000
                                  -------     -------

REVENUES:
   Rent                           $81,228     $78,143
   Interest                         1,642       1,300
   Other                              200         325
                                  -------     -------
                                   83,070      79,768
                                  -------     -------

EXPENSES:
   General and administrative      20,229      19,465
   Depreciation                    13,817      18,034
                                  -------     -------
                                   34,046      37,499
                                  -------     -------

       Net income                 $49,024     $42,269
                                  =======     =======

   Net income per limited
      partnership unit            $  0.29     $  0.25
                                  =======     =======


                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                           Three Months Ended
                                                               March 31,
                                                        ------------------------
                                                          2001           2000
                                                        ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                              $  49,024      $  42,269
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                            13,817         18,034
   Decrease in receivable from General Partner             79,073         84,336
   Decrease in deposits                                        38             --
   Increase in accounts payable and
      payable to limited partners                           4,963          3,499
                                                        ---------      ---------

          Net cash provided by operating activities       146,915        148,138

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                            (79,443)       (75,914)
                                                        ---------      ---------

Net increase in cash                                       67,472         72,224

Beginning cash balance                                    108,643        100,224
                                                        ---------      ---------

Ending cash balance                                     $ 176,115      $ 172,448
                                                        =========      =========


                          The accompanying notes are an
                  integral part of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the partnership's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 2001, the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000 have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented which amounted to 165,375 in 2001 and 2000.

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

                                 MARCH 31, 2001


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

For the three months ended March 31, 2001, the two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $417,812 and net income of $23,850 as compared to $417,104 and $24,203, respectively, for the corresponding period in 2000. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended March 31, 2001, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $259,088 as compared with $234,092 during the same period in 2000.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from the General Partner consists primarily of rent accrued for the month of March. The March rent was collected on April 10, 2001.

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

NOTE 5 - DISTRIBUTIONS

On April 16, 2001, a distribution to the limited partners of $144,025 or approximately $.87 per limited partnership unit, was approved. Such distribution was paid April 18, 2001. The General Partner also received a distribution of $1,455 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant:

                                       Three Months Ended
                                             March 31,
                                       -------------------
                                          2001        2000
                                       -------     -------

Orangethorpe Ave., Placentia, CA       $33,130     $33,703

Lakeshore Drive, Lake Elsinore, CA      31,091      28,091

Highland Ave., San Bernardino, CA       17,007      16,349
                                       -------     -------

       Total                           $81,228     $78,143
                                       =======     =======


The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $81,228 during the three month period ended March 31, 2001, which represents an increase of $3,085 from 2000. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table breaks down general and administrative expenses by type of expense:

                        Percentage of Total
                  General & Administrative Expense
                  --------------------------------
                        Three Months Ended
                            March 31,
                       --------------------
                        2001         2000
                       -------      -------

Accounting fees          76.87%       77.32%
Distribution of
  information to
  limited partners       23.13        22.68
                       -------      -------

                        100.00%      100.00%
                       =======      =======

General and administrative costs increased from 2000 to 2001 due to increased costs for printing and distribution of information to limited partners. Depreciation decreased because certain machinery and equipment became fully depreciated in 2000.

For the three months ended March 31, 2001, net income increased by $6,755 from 2000 to 2001 due to the increase in revenues of $3,302 and a decrease in depreciation expense of $4,217, which was offset partially by the $764 increase in general and administrative expenses.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the three months ended March 31, 2001.

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


                                             DEL TACO INCOME PROPERTIES IV
                                             (a California limited partnership)
                                             Registrant

                                             Del Taco, Inc.
                                             General Partner



Date:  May 1, 2001                           /s/ Robert J. Terrano
                                             ---------------------
                                                 Robert J. Terrano
                                                 Executive Vice President,
                                                 Chief Financial Officer


Date:  May 1, 2001                           /s/ C. Douglas Mitchell
                                             -----------------------
                                                 C. Douglas Mitchell
                                                 Vice President and Corporate
                                                 Controller