Form 10-Q
period 2001-06-30
DEL TACO INCOME PROPERTIES IV
filed 2001-08-08
CIK 812630

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

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

                                      INDEX

                          DEL TACO INCOME PROPERTIES IV


PART I.  FINANCIAL INFORMATION                                                 PAGE NUMBER
-------  ---------------------                                                 -----------
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at June 30, 2001 (Unaudited) and
     December 31, 2000                                                              3

Statements of Income for the three and six months ended
     June 30, 2001 and 2000 (Unaudited)                                             4

Statements of Cash Flows for the six months ended
     June 30, 2001 and 2000 (Unaudited)                                             5

Notes to Financial Statements                                                       6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                              8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                          10


SIGNATURES                                                                         11

                          DEL TACO INCOME PROPERTIES IV

                                 BALANCE SHEETS


                                                     JUNE 30,        December 31,
                                                       2001              2000
                                                   -----------       -----------
                                                   (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
     Cash                                          $   108,293       $   108,643
     Receivable from General Partner                    31,139           108,105
     Deposits                                              400               476
                                                   -----------       -----------
        Total current assets                           139,832           217,224
                                                   -----------       -----------

PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                           1,236,700         1,236,700
     Buildings and improvements                      1,289,860         1,289,860
     Machinery and equipment                           484,789           484,789
                                                   -----------       -----------
                                                     3,011,349         3,011,349
     Less--accumulated depreciation                  1,111,794         1,084,160
                                                   -----------       -----------
                                                     1,899,555         1,927,189
                                                   -----------       -----------

                                                   $ 2,039,387       $ 2,144,413
                                                   ===========       ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Payable to Limited Partners                   $    30,515       $    24,200
     Accounts payable                                    8,872            10,080
                                                   -----------       -----------
        Total current liabilities                       39,387            34,280
                                                   -----------       -----------

OBLIGATION TO GENERAL PARTNER                          137,953           137,953
                                                   -----------       -----------

PARTNERS' EQUITY:
     Limited Partners                                1,874,560         1,983,592
     General Partner-Del Taco, Inc.                    (12,513)          (11,412)
                                                   -----------       -----------
                                                     1,862,047         1,972,180
                                                   -----------       -----------

                                                   $ 2,039,387       $ 2,144,413
                                                   ===========       ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                              STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           JUNE 30,                   JUNE 30,
                                                   ----------------------      ----------------------
                                                     2001          2000          2001          2000
                                                   --------      --------      --------      --------
REVENUES:
     Rent                                          $ 88,959      $ 84,573      $170,187      $162,716
     Interest                                           778           886         2,420         2,186
     Other                                                -           250           200           575
                                                   --------      --------      --------      --------
                                                     89,737        85,709       172,807       165,477
                                                   --------      --------      --------      --------

EXPENSES:
     General and administrative                      10,154         8,261        30,383        27,727
     Depreciation                                    13,817        13,817        27,634        31,851
                                                   --------      --------      --------      --------
                                                     23,971        22,078        58,017        59,578
                                                   --------      --------      --------      --------

        Net income                                 $ 65,766      $ 63,631      $114,790      $105,899
                                                   ========      ========      ========      ========

     Net income per limited
        partnership unit                           $   0.39      $   0.38      $   0.69      $   0.63
                                                   ========      ========      ========      ========


                   The accompanying notes are an integral part
                         of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                          -------------------------
                                                            2001            2000
                                                          ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                $ 114,790       $ 105,899
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                            27,634          31,851
     Decrease in receivable from General Partner             76,966          81,842
     Decrease in deposits                                        76               -
     Increase in accounts payable and
        payable to limited partners                           5,107           2,486
                                                          ---------       ---------

           Net cash provided by operating activities        224,573         222,078

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                             (224,923)       (225,852)
                                                          ---------       ---------

Net decrease  in cash                                          (350)         (3,774)

Beginning cash balance                                      108,643         100,224
                                                          ---------       ---------

Ending cash balance                                       $ 108,293       $  96,450
                                                          =========       =========


                   The accompanying notes are an integral part
                         of these financial statements.

                          DEL TACO INCOME PROPERTIES IV

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the partnership's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 2001, the results of operations and cash flows for the six month periods ended June 30, 2001 and 2000 have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

                                  JUNE 30, 2001


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

For the three months ended June 30, 2001, the two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $453,954 and net income of $30,663 as compared to $440,807 and $29,700, respectively, for the corresponding period in 2000. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest. For the three months ended June 30, 2001, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $287,369 as compared with $263,968 during the same period in 2000.

For the six months ended June 30, 2001, the two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $871,766 and net income of $54,513 as compared to $857,911 and $53,903, respectively, for the corresponding period in 2000. For the six months ended June 30, 2001, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $546,457 as compared with $498,058 during the same period in 2000.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from the General Partner consists primarily of rent accrued for the month of June. The June rent was collected on July 10, 2001.

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

NOTE 5 - DISTRIBUTIONS

On July 18, 2001, a distribution to the limited partners of $72,050 or approximately $.44 per limited partnership unit, was approved. Such distribution was paid July 20, 2001. The General Partner also received a distribution of $728 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2001 and 2000:


                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                           JUNE 30,                   JUNE 30,
                                                   ----------------------      ----------------------
                                                     2001          2000          2001          2000
                                                   --------      --------      --------      --------
Orangethorpe Ave., Placentia, CA                   $ 36,318      $ 35,450      $ 69,448      $ 69,153

Lakeshore Drive, Lake Elsinore, CA                   34,484        31,676        65,575        59,767

Highland Ave., San Bernardino, CA                    18,157        17,447        35,164        33,796
                                                   --------      --------      --------      --------

        Total                                      $ 88,959      $ 84,573      $170,187      $162,716
                                                   ========      ========      ========      ========


The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $88,959 during the three month period ended June 30, 2001, which represents an increase of $4,386 from 2000. The partnership earned rental revenue of $170,187 during the six month period ended June 30, 2001, which represents an increase of $7,471 from 2000. The changes in rental revenue between 2001 and 2000 are directly attributable to changes in sales levels at the restaurants under lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table breaks down general and administrative expenses by type of expense:


                                                                        Percentage of Total
                                                                  General & Administrative Expense
                                                                  --------------------------------
                                                                          Six Months Ended
                                                                              June 30,
                                                                  --------------------------------
                                                                         2001          2000
                                                                  ---------------    -------------
Accounting fees                                                        76.17%            70.04%
Distribution of information
   to Limited Partners                                                 23.83             29.96
                                                                    --------          --------

                                                                      100.00%           100.00%
                                                                    ========          ========


General and administrative costs for the six month period ended June 30, increased from 2000 to 2001 due to increased costs for income tax preparation and annual audit fees. Depreciation decreased in 2001 because certain equipment became fully depreciated during 2000.

For the three month period ended June 30, 2001, net income increased by $2,135 from 2000 to 2001 due to the increase in revenues of $4,028 which was partially offset by the $1,893 increase in general and administrative expenses. For the six month period ended June 30, 2001, net income increased by $8,891 from 2000 to 2001 due to an increase in revenues of $7,330 and a decrease in depreciation expense of $4,217 which was partially offset by an increase in general and administrative expenses of $2,656.

In accordance with recent U.S. Government regulations, the partnership is required to file annual K-1 income tax forms with the Internal Revenue Service electronically beginning in 2002 for the year ending December 31, 2001. In order to comply with this regulation, the partnership will incur additional costs to lease software to 1) prepare the tax forms electronically and 2) maintain the underlying partnership database.

The General Partner and outside consultants are evaluating available software and expect to select a software package in the third calendar quarter of 2001. Estimates of additional general and administrative costs to lease the software range from $1,000 to $2,000 in 2001 (the conversion year) and range from $1,000 to $2,000 in each subsequent year.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the six months ended June 30, 2001.

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


                                      DEL TACO INCOME PROPERTIES IV
                                      (a California limited partnership)
                                      Registrant

                                      Del Taco, Inc.
                                      General Partner



Date:  July 31, 2001                  /s/ Robert J. Terrano
                                      ---------------------------
                                      Robert J. Terrano
                                      Executive Vice President,
                                      Chief Financial Officer


Date:  July 31, 2001                  /s/ C. Douglas Mitchell
                                      ---------------------------
                                      C. Douglas Mitchell
                                      Vice President and Corporate
                                      Controller