Form 10-Q
period 2001-09-30
DEL TACO INCOME PROPERTIES IV
filed 2001-11-09
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to                                 .

Commission file no. 33-13437

DEL TACO INCOME PROPERTIES IV

a California limited partnership
(Exact name of registrant as specified in its charter)

California	33-0241855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

23041 Avenida De La Carlota, Laguna Hills, California	92653
(Address of principal executive offices)	(Zip Code)

(949) 462-9300

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

INDEX

DEL TACO INCOME PROPERTIES IV

DEL TACO INCOME PROPERTIES IV

BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$123,785	$108,643
Receivable from General Partner	30,324	108,105
Deposits	400	476

Total current assets	154,509	217,224

PROPERTY AND EQUIPMENT, at cost:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,125,611	1,084,160

	1,885,738	1,927,189

	$2,040,247	$2,144,413

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to Limited Partners	$29,790	$24,200
Accounts payable	7,272	10,080

Total current liabilities	37,062	34,280

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited Partners	1,877,713	1,983,592
General Partner-Del Taco, Inc.	(12,481)	(11,412)

	1,865,232	1,972,180

	$2,040,247	$2,144,413

The accompanying notes are an
integral part of these financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

REVENUES:
Rent	$94,811	$89,620	$264,998	$252,336
Interest	683	667	3,104	2,852
Other	250	199	450	775

	95,744	90,486	268,552	255,963

EXPENSES:
General and administrative	5,965	7,329	36,348	35,056
Depreciation	13,817	13,817	41,451	45,668

	19,782	21,146	77,799	80,724

Net income	$75,962	$69,340	$190,753	$175,239

Net income per limited partnership unit	$0.45	$0.42	$1.14	$1.05

The accompanying notes are an
integral part of these financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$190,753	$175,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,451	45,668
Decrease in receivable from General Partner	77,781	82,340
Decrease in deposits	76	—
Increase in accounts payable and payable to limited partners	2,782	7,075

Net cash provided by operating activities	312,843	310,322

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(297,701)	(293,256)

Net increase in cash	15,142	17,066
Beginning cash balance	108,643	100,224

Ending cash balance	$123,785	$117,290

The accompanying notes are an
integral part of these financial statements.

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

NOTE 1 — BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the partnership’s annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership’s financial position at September 30, 2001, the results of operations and cash flows for the nine month periods ended September 30, 2001 and 2000 have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT

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

NOTE 3 — LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases.

For the three months ended September 30, 2001, the two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $486,304 and net income of $38,494 as compared to $469,260 and $33,696 respectively, for the corresponding period in 2000. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended September 30, 2001, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $303,788 as compared with $277,573 during the same period in 2000.

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS — CONTINUED

SEPTEMBER 30, 2001

NOTE 3 — LEASING ACTIVITIES — continued

For the nine months ended September 30, 2001, the two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,358,070 and net income of $93,007 as compared to $1,327,171 and $87,599 respectively, for the corresponding period in 2000. For the nine months ended September 30, 2001, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $850,245 as compared with $775,632 during the same period in 2000.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from the General Partner consists primarily of rent accrued for the month of September. The September rent was collected on October 12, 2001.

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

NOTE 5 — DISTRIBUTIONS

On October 16, 2001, a distribution to the limited partners of $88,105 or approximately $.53 per limited partnership unit, was approved. Such distribution was paid October 23, 2001. The General Partner also received a distribution of $890 with respect to its 1% partnership interest.

NOTE 6 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for long-lived assets to be disposed of and is effective for fiscal years beginning after December 15, 2001.

The adoption of these standards is not expected to have a material impact on the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table sets forth rental revenue earned by restaurant for the year:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Orangethorpe Ave., Placentia, CA	$38,630	$38,296	$108,078	$107,448
Lakeshore Drive, Lake Elsinore, CA	36,454	33,309	102,029	93,076
Highland Ave., San Bernardino, CA	19,727	18,015	54,891	51,812

Total	$94,811	$89,620	$264,998	$252,336

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $94,811 during the three month period ended September 30, 2001, which represents an increase of $5,191 from 2000. The partnership earned rental revenue of $264,998 during the nine month period ended September 30, 2001, which represents an increase of $12,662 from 2000. The changes in rental revenue between 2001 and 2000 are directly attributable to changes in sales levels at the restaurants under lease.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Nine Months Ended
	September 30,

	2001	2000

Accounting fees	71.24%	62.89%
Distribution of information to Limited Partners	28.76	37.11

	100.00%	100.00%

Depreciation decreased in 2001 because certain equipment became fully depreciated during 2000.

For the three months ended September 30, 2001, net income increased by $6,622 from 2000 to 2001 due to the increase in revenues of $5,258 and the $1,364 decrease in general and administrative expenses. For the nine months ended September 30, 2001, net income increased by $15,514 from 2000 to 2001 due to the increase in revenues of $12,589 and the $4,217 decrease in depreciation expense which was partially offset by the $1,292 increase in general and administrative expenses.

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

The General Partner and outside consultants evaluated available software and selected a software package in the third calendar quarter of 2001. Estimates of additional general and administrative costs to lease the software range from $1,000 to $2,000 in 2001 (the conversion year) and range from $2,500 to $3,500 in each subsequent year.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b)  No reports on Form 8-K were filed during the nine months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2001	DEL TACO INCOME PROPERTIES IV (a California limited partnership) Registrant Del Taco, Inc. General Partner /s/ Robert J. Terrano Robert J. Terrano Executive Vice President, Chief Financial Officer

Date: October 31, 2001	/s/ C. Douglas Mitchell C. Douglas Mitchell Vice President and Corporate Controller