Form 10-K
period 2001-12-31
DEL TACO INCOME PROPERTIES IV
filed 2002-03-14
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to

Commission file no. 33-13437

DEL TACO INCOME PROPERTIES IV

(A California limited partnership)
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0241855 (I.R.S. Employer Identification Number)

23041 Avenida de La Carlota Laguna Hills, California (Address of principal executive offices)	92653 (Zip Code)

Registrant’s telephone number, including area code: (949) 462-9300

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X      No

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Form S-11 Registration Statement filed June 5, 1987 are incorporated by reference into Part IV of this report.

PART I

Item 1. Business

The partnership is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act. The partnership’s General Partner is Del Taco, Inc., a California corporation (“General Partner”). The partnership sold 165,415 units totaling $4.135 million through an offering of limited partnership units from June 1987 through June 1988. The term of the partnership agreement is until December 31, 2027 unless terminated earlier by means provided in the partnership agreement.

The business of the partnership is ownership and leasing of restaurants in California to Del Taco, Inc. The partnership acquired land and constructed three Mexican-American restaurants for long-term lease to Del Taco, Inc. Each property is leased for 32 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants plus supplemental rent as required by the partnership agreement. As of December 31, 2001, the partnership had a total of three properties leased to Del Taco (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).

The partnership has no full time employees. The partnership agreement assigns full authority for general management and supervision of the business affairs of the partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the partnership. Limited partners have no right to participate in the management or conduct of the partnership’s business affairs.

Item 2. Properties

The partnership has acquired three properties with proceeds obtained from the sale of limited partnership units:

Date of
		Date of	Restaurant	Commencement of
Address	City, State	Acquisition	Constructed	Operation (1)

Orangethorpe Avenue	Placentia, CA	August 5, 1988	60 seat with drive through service window	March 27, 1989

Lakeshore Drive	Lake Elsinore, CA	February 1, 1989	60 seat with drive through service window	April 18, 1990 (2)

Highland Avenue	San Bernardino, CA	December 8, 1989	60 seat with drive through service window	July 13, 1990

(1)	Commencement of operation is the first date Del Taco, Inc., as lessee, operated the facility on the site as a Del Taco restaurant.

(2)	The restaurant is subleased to a franchisee of Del Taco, Inc. and the restaurant operates as a Del Taco restaurant.

PART II

Item 3. Legal Proceedings

The partnership is not a party to any material pending legal proceedings.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

Item 5. Market for the Partnership’s Common Equity and Related Security Holder Matters

The partnership sold 165,415 ($4,135,375) limited partnership units during the public offering period ended June 3, 1988 and currently has 317 limited partners of record. There is no public market for the trading of the units. Distributions made by the partnership to the limited partners during the past three fiscal years are described in Note 7 to the Notes to the Financial Statements contained under Item 8.

Item 6. Selected Financial Data

	For the Year Ended December 31,

	2001	2000	1999	1998	1997

Rental revenue	$434,848	$417,251	$401,101	$398,071	$327,956
Interest and other income	4,241	4,545	3,223	2,455	2,326
Net income	340,628	320,106	258,596	254,610	187,583
Net income per limited partnership unit (1)	2.04	1.92	1.55	1.52	1.12
Cash distributions per limited partnership unit	2.32	2.29	2.16	1.83	1.70
Total assets	2,101,201	2,144,413	2,198,920	2,298,687	2,334,746
Long-term obligations	137,953	137,953	137,953	137,953	137,953

(1)	The net income per limited partnership unit was calculated based upon 165,375 weighted average units outstanding in 2001, 2000 and 1999, and 165,415 weighted average units outstanding in 1998 and 1997.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table sets forth rental revenue earned by restaurant for the year:

	Year Ended December 31,

	2001	2000	1999

Orangethorpe Ave., Placentia, CA	$176,284	$177,310	$174,429
Lakeshore Drive, Lake Elsinore, CA	168,305	153,993	142,724
Highland Ave., San Bernardino, CA	90,259	85,948	83,948

Total	$434,848	$417,251	$401,101

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants plus supplemental rent as required by the partnership agreement. The partnership earned rental revenue of $434,848 during the year ended December 31, 2001, which represents an increase of $17,597 from 2000. The increase in rental revenue was caused primarily by an increase in sales at the restaurants under lease. Supplemental rent was $81,964, $78,174 and $84,045 for the years ended December 31, 2001, 2002 and 1999, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

     The following table breaks down general and administrative expenses by type of expense:

Percentage of Total General & Admin. Expense

	Year Ended December 31,

	2001	2000	1999

Accounting fees	65.16%	71.00%	65.78%
Distribution of information to limited partners	32.99	27.07	32.32
Other	1.85	1.93	1.90

	100.00%	100.00%	100.00%

General and administrative costs increased by $988 from 2000 to 2001. The increase was caused primarily by additional costs incurred during the fourth quarter of 2001 to lease new software. The new software was needed as a result of U.S. Government regulations which require the partnership to electronically file annual K-1 income tax forms with the Internal Revenue Service. The new software will prepare and electronically file the income tax forms and maintain the underlying partnership database.

Net income increased by $20,522 from 2000 to 2001 due to the increase in revenues of $17,293, the decrease in depreciation expense of $4,217 offset by the $988 increase in general and administrative expenses. Depreciation decreased in 2001 because certain equipment became fully depreciated in 2000.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for long-lived assets to be held and used or disposed of and is effective for fiscal years beginning after December 15, 2001.

The adoption of these standards is not expected to have a material impact on the Company’s financial position or results of operations.

Item 8. Financial Statements

PART I. INFORMATION

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Del Taco Income Properties, IV:

We have audited the accompanying balance sheets of Del Taco Income Properties IV (a California Limited Partnership) as of December 31, 2001 and 2000, and the related statements of income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Income Properties IV as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Real Estate and Accumulated Depreciation Schedule III is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Orange County, California
February 15, 2002

DEL TACO INCOME PROPERTIES IV

BALANCE SHEETS

	December 31,

	2001	2000

ASSETS
CURRENT ASSETS:
Cash	$117,445	$108,643
Receivable from Del Taco, Inc.	111,435	108,105
Deposits	400	476

Total current assets	229,280	217,224

PROPERTY AND EQUIPMENT, at cost:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less — accumulated depreciation	1,139,428	1,084,160

	1,871,921	1,927,189

	$2,101,201	$2,144,413

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$27,942	$24,200
Accounts payable	9,194	10,080

Total current liabilities	37,136	34,280

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners	1,937,985	1,983,592
General Partner-Del Taco, Inc.	(11,873)	(11,412)

	1,926,112	1,972,180

	$2,101,201	$2,144,413

The accompanying notes are an integral part of these financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF INCOME

	Year Ended December 31,

	2001	2000	1999

REVENUES:
Rent	$434,848	$417,251	$401,101
Interest	3,666	3,695	2,698
Other	575	850	525

	439,089	421,796	404,324

EXPENSES:
General and administrative	43,193	42,205	42,347
Depreciation	55,268	59,485	103,381

	98,461	101,690	145,728

Net income	$340,628	$320,106	$258,596

Net income per limited partnership unit	$2.04	$1.92	$1.55

The accompanying notes are an integral part of these financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENT OF CHANGES IN PARTNERS’ EQUITY

Three years ended December 31, 2001

	Limited Partners
			General
	Units	Amount	Partner	Total

Balance, December 31, 1998	165,415	$2,146,545	$(9,766)	$2,136,779
Redemption of units	(40)	—	—	—
Net income	—	256,010	2,586	258,596
Cash distributions	—	(357,468)	(3,611)	(361,079)

Balance, December 31, 1999	165,375	2,045,087	(10,791)	2,034,296
Net income	—	316,905	3,201	320,106
Cash distributions	—	(378,400)	(3,822)	(382,222)

Balance, December 31, 2000	165,375	1,983,592	(11,412)	1,972,180
Net income	—	337,222	3,406	340,628
Cash distributions	—	(382,829)	(3,867)	(386,696)

Balance, December 31, 2001	165,375	$1,937,985	$(11,873)	$1,926,112

The accompanying notes are an integral part of these financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$340,628	$320,106	$258,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,268	59,485	103,381
(Increase) decrease in receivable from General Partner	(3,330)	3,517	(4,898)
(Increase) decrease in deposits	76	(76)	104
Increase in payable to limited partners	3,742	4,891	625
Increase (decrease) in accounts payable	(886)	2,718	2,091

Net cash provided by operating activities	395,498	390,641	359,899
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(386,696)	(382,222)	(361,079)

Net increase (decrease) in cash	8,802	8,419	(1,180)
Beginning cash balance	108,643	100,224	101,404

Ending cash balance	$117,445	$108,643	$100,224

The accompanying notes are an integral part of these financial statements.

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS

December 31, 2001 and 2000

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of.” SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Recent Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for long-lived assets to be held and used or disposed of and is effective for fiscal years beginning after December 15, 2001.

The adoption of these standards is not expected to have a material impact on the Company’s financial position or results of operations.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2001 and 2000

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

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

Net Income Per Limited Partnership Unit: Net income per limited partnership unit is calculated based upon 165,375 weighted average units outstanding in 2001, 2000 and 1999.

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

Revenue Recognition: Revenue is recognized based on 12 percent of gross sales of the restaurants which is recorded at the point of sale. Supplemental rent is recognized when earned.

Concentration of Risk: The three restaurants leased to Del Taco make up almost all of the income producing assets of the partnership and contributed all of the partnership’s rent revenue for the three years ended December 31, 2001. Therefore, the business of the partnership is almost entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

NOTE 2 — PARTNERS’ EQUITY

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

NOTE 3 — OBLIGATION TO GENERAL PARTNER

Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of the gross proceeds of the offering. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. One percent of the gross proceeds of the offering has been paid to the General Partner. The remaining four percent of this fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the partnership to accrue the site selection and development fee as an obligation to the General Partner. No fees were earned for such services during 2001, 2000 and 1999.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2001 and 2000

NOTE 3 — OBLIGATION TO GENERAL PARTNER — Continued

Effective January 1, 1999, the special limited partners’ (who resigned on May 19, 1998) 40 limited partnership units were redeemed by the Partnership. Pursuant to the Partnership agreement, the redemption was completed at no cost to the Partnership.

NOTE 4 — LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. Supplemental rent (as defined in the partnership agreement) may be earned if certain criteria are met. Supplemental rent was $81,964, $78,174 and $84,045 for the years ended December 31, 2001, 2002 and 1999, respectively. There is no minimum rental under any of the leases. The partnership had a total of three properties leased to Del Taco as of December 31, 2001, 2000 and 1999 (Del Taco, in turn, has subleased one of the restaurants to a Del Taco franchisee).

The two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,802,525, $1,782,786 and $1,701,670 and unaudited net income of $114,936, $111,954 and $114,916 for the years ended December 31, 2001, 2000 and 1999, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $1,138,178, $1,042,856 and $940,462 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 5 — RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 2001 as well as supplemental rent. These amounts were collected on January 11, 2002.

The General Partner received $3,867 in distributions relating to its one percent interest in the partnership for the year ended December 31, 2001.

Del Taco, Inc. serves in the capacity of General Partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2001 and 2000

NOTE 6 — INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2001	2000	1999

Net income per financial statements	$340,628	$320,106	$258,596
Excess book depreciation	14,911	19,131	63,024

Taxable income	$355,539	$339,237	$321,620

     A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 2001, is as follows:

Partners’ equity per financial statements	$1,926,112
Issue costs of limited partnership units capitalized for tax purposes	579,259
Excess book depreciation	170,176
Other	4

Net worth for tax purposes	$2,675,551

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2001 and 2000

NOTE 7 — CASH DISTRIBUTIONS TO LIMITED PARTNERS

     Cash distributions paid to limited partners for the three years ended December 31, 2001 were as follows:

	Cash	Weighted	Number of Units
	Distributions per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter

December 31, 1998	$0.47	165,375	165,415
March 31, 1999	0.85	165,375	165,375
June 30, 1999	0.39	165,375	165,375
September 30, 1999	0.45	165,375	165,375

Total paid in 1999	$2.16

December 31, 1999	$0.45	165,375	165,375
March 31, 2000	0.90	165,375	165,375
June 30, 2000	0.41	165,375	165,375
September 30, 2000	0.53	165,375	165,375

Total paid in 2000	$2.29

December 31, 2000	$0.48	165,375	165,375
March 31, 2001	0.87	165,375	165,375
June 30, 2001	0.44	165,375	165,375
September 30, 2001	0.53	165,375	165,375

Total paid in 2001	$2.32

     Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 2001 amounted to $.51 per limited partnership unit and were paid January 30, 2002.

NOTE 8 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2001:
Revenues	$83,070	$89,737	$95,744	$170,538
Net income	49,024	65,766	75,962	149,876
Net income per limited partnership unit	0.29	0.39	0.45	0.91
Year ended December 31, 2000:
Revenues	$79,768	$85,709	$90,486	$165,833
Net income	42,269	63,631	69,340	144,866
Net income per limited partnership unit	0.25	0.38	0.42	0.87

PART III

Item 9. Disagreements on Accounting and Financial Disclosure

None

Item 10. Directors and Executive Officers of the Partnership’s General Partner

(a)  & (b) The executive officers and directors of the General Partner and their ages are set forth below:

Name	Title	Age

Kevin K. Moriarty	Director, Chairman and Chief Executive Officer	55
C. Ronald Petty	President	57
Robert J. Terrano	Executive Vice President and Chief Financial Officer	46
James D. Stoops	Executive Vice President, Operations	49
Janet D. Simmons	Executive Vice President, Purchasing	45
Michael L. Annis	Vice President, Secretary and General Counsel	55
Timothy A. Hackbardt	Vice President, Marketing	38
Shirlene Lopez	Vice President, Corporate Development	37

The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2002.

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

C. Ronald Petty, President of Del Taco, Inc. Mr. Petty began his career in the restaurant business in 1973 with McDonald’s Corporation. He was employed by McDonald’s in a real estate capacity until 1978. For the next 12 years, Mr. Petty was in various officer positions with Burger King. These positions included Vice President of Real Estate, Sr. Vice President of Development, Region Vice President, Sr. Vice President European Operations, President of International and President of U.S. Mr. Petty served as President of Miami Subs from 1990-1992; President and CEO of Denny’s 1993-1996; President and CEO of Peter Piper Pizza 1996-1999; President of Del Taco December 1999-present.

Robert J. Terrano, Executive Vice President and Chief Financial Officer of Del Taco, Inc. From May 1994 to April 1995, Mr. Terrano served as Chief Financial Officer for Denny’s, Inc. in Spartanburg, S.C. From August 1983 to May 1994, he served with Burger King Corporation, Miami Florida, in a variety of positions, most recently as Division Controller. Mr. Terrano joined Del Taco, Inc. in April 1995.

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

Janet D. Simmons, Executive Vice President, Purchasing of Del Taco, Inc. From 1979 to 1986, Ms. Simmons was with Denny’s Inc. She served in the Research and Development department in a variety of positions until 1982 when she was promoted to the position of Purchasing Agent. Ms. Simmons was hired in 1986 as Manager of Contract Purchasing with Carl Karcher Enterprises, a post she held until March 1990 when she became Vice President, Purchasing for Del Taco, Inc. Ms. Simmons has a Bachelor of Science degree in Foods and Nutrition from Cal State Polytechnic University in Pomona, California.

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

Timothy A. Hackbardt, Vice President, Marketing of Del Taco, Inc. Mr. Hackbardt joined Del Taco, Inc. in November 2000. From November 1995 to November 2000, he served as Vice President of Marketing of Taco Time International, Inc., Eugene, OR. From September 1994 to November 1995, Mr. Hackbardt was Director of Marketing for Wok Spirit Chinese Delivery restaurants in Newport Beach, CA. From December 1992 to September 1994, Mr. Hackbardt was Director of Marketing for Fosters Freeze International, Inc., San Luis Obispo, CA. Prior to then, Mr. Hackbardt held various positions in the television and radio industry in sales and sales management. Mr. Hackbardt is a graduate of Central Michigan University where he received a Bachelor of Applied Arts, majoring in Broadcast and Cinematic Arts and minoring in Marketing.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)	No person of record currently owns more than five percent of limited partnership units of the partnership, nor was any person known of by the partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any limited partnership units of the partnership.

(c)	The partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships and Related Transactions

(a)	No transactions have occurred between the partnership and any executive officer or director of its General Partner.

During 2001, the following transactions occurred between the partnership and the General Partner pursuant to the terms of the partnership agreement.

(1) The General Partner earned $3,406 as its one percent share of the net income of the partnership.

(2) The General Partner received $3,867 in distributions relating to its one percent interest in the partnership.

(b)	During 2001, the partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the partnership at any time during 2001 for any amount in excess of $60,000.

(d)	Not applicable.

PART IV

Item 14(a)(1) and (2). Exhibits, Financial Statements Schedules, and Reports on Form 8-K

Financial statement schedules:

Schedule III — Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	No reports on Form 8-K were filed during the last quarter of 2001.

(c)	Exhibits required by Item 601 of Regulation S-K:

	1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Income Properties IV filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

	2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Income Properties IV.

	3.	Incorporated herein by reference, Form of Standard Lease to be entered into by Partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

DEL TACO INCOME PROPERTIES IV — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2001

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period
									Life on which
		Land	Buildings &		Land, buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed

Placentia, CA	$—	$465,933	$485,961	$—	$951,894	$246,629	1988	1988	20 (LI), 35 (BI)
Lake Elsinore, CA	—	449,058	468,361	—	917,419	237,698	1989	1989	20 (LI), 35 (BI)
San Bernardino, CA	—	321,709	335,538	—	657,247	170,282	1989	1989	20 (LI), 35 (BI)

	$—	$1,236,700	$1,289,860	$—	$2,526,560	$654,609

		Accumulated
	Restaurants	Depreciation

Balances at December 31, 1998:	$2,526,560	$488,805
Additions	—	55,268
Retirements	—	—

Balances at December 31, 1999:	2,526,560	544,073
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2000:	2,526,560	599,341
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2001:	$2,526,560	$654,609

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV a California limited partnership

Del Taco, Inc. General Partner

Date	March 07, 2002	Kevin K. Moriarty

Kevin K. Moriarty Director, Chairman and Chief Executive Officer

Date	March 07, 2002	Michael L. Annis

Michael L. Annis Vice President, Secretary and General Counsel

Date	March 07, 2002	Robert J. Terrano

Robert J. Terrano Executive Vice President and Chief Financial Officer