Form 10-Q
period 2002-03-31
DEL TACO INCOME PROPERTIES IV
filed 2002-05-13
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2002	.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

DEL TACO INCOME PROPERTIES IV

PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

Balance Sheets at March 31, 2002 (Unaudited) and December 31, 2001	3

Statements of Income for the three months ended March 31, 2002 and 2001 (Unaudited)	4

Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (Unaudited)	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	10

SIGNATURE	11

DEL TACO INCOME PROPERTIES IV

BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$174,150	$117,445
Receivable from General Partner	30,240	111,435
Deposits	526	400

Total current assets	204,916	229,280

PROPERTY AND EQUIPMENT, at cost:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less— accumulated depreciation	1,153,245	1,139,428

	1,858,104	1,871,921

	$2,063,020	$2,101,201

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to Limited Partners	$27,119	$27,942
Accounts payable	5,375	9,194

Total current liabilities	32,494	37,136

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited Partners	1,904,781	1,937,985
General Partner-Del Taco, Inc.	(12,208)	(11,873)

	1,892,573	1,926,112

	$2,063,020	$2,101,201

The accompanying notes are an
integral part of these financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

REVENUES:
Rent	$85,194	$81,228
Interest	605	1,642
Other	275	200

	86,074	83,070

EXPENSES:
General and administrative	21,293	20,229
Depreciation	13,817	13,817

	35,110	34,046

Net income	$50,964	$49,024

Net income per limited partnership unit	$0.31	$0.29

The accompanying notes are an
integral part of these financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,964	$49,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,817	13,817
Decrease in receivable from General Partner	81,195	79,073
(Increase) decrease in deposits	(126)	38
(Decrease) increase in accounts payable and payable to limited partners	(4,642)	4,963

Net cash provided by operating activities	141,208	146,915
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(84,503)	(79,443)

Net increase in cash	56,705	67,472
Beginning cash balance	117,445	108,643

Ending cash balance	$174,150	$176,115

The accompanying notes are an
integral part of these financial statements.

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002

NOTE 1 — BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the partnership’s annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership’s financial position at March 31, 2002, the results of operations and cash flows for the three month periods ended March 31, 2002 and 2001 have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented which amounted to 165,375 in 2002 and 2001.

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

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS — CONTINUED

MARCH 31, 2002

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

For the three months ended March 31, 2002, the two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $422,709 and net income of $25,450 as compared to $417,812 and $23,850, respectively, for the corresponding period in 2001. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended March 31, 2002, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $287,239 as compared with $259,088 during the same period in 2001.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from the General Partner consists primarily of rent accrued for the month of March. The March rent was collected on April 12, 2002.

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

NOTE 5 — DISTRIBUTIONS

On April 18, 2002, a distribution to the limited partners of $140,611, or approximately $.85 per limited partnership unit, was approved. Such distribution was paid April 19, 2002. The General Partner also received a distribution of $1,420 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant:

	Three Months Ended
	March 31,

	2002	2001

Orangethorpe Ave., Placentia, CA	$33,620	$33,130
Lakeshore Drive, Lake Elsinore, CA	34,469	31,091
Highland Ave., San Bernardino, CA	17,105	17,007

Total	$85,194	$81,228

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $85,194 during the three month period ended March 31, 2002, which represents an increase of $3,966 from 2001. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense

	Three Months Ended
	March 31,

	2002	2001

Accounting fees	71.92%	76.87%
Distribution of information to Limited Partners	28.08	23.13

	100.00%	100.00%

General and administrative costs increased from 2001 to 2002 due to increased costs for the annual audit and income tax preparation and the additional costs incurred in 2002 to lease new software.

For the three months ended March 31, 2002, net income increased by $1,940 from 2001 to 2002 due to the increase in revenues of $3,004, which was partially offset by the $1,064 increase in general and administrative expenses.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b)	No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV (a California limited partnership) Registrant Del Taco, Inc. General Partner

Date: May 1, 2002	/s/ Robert J. Terrano Robert J. Terrano Executive Vice President, Chief Financial Officer