Form 10-Q
period 2002-06-30
DEL TACO INCOME PROPERTIES IV
filed 2002-08-14
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to                                .

Commission file no. 33-13437

DEL TACO INCOME PROPERTIES IV

a California limited partnership
(Exact name of registrant as specified in its charter)

California	33-0241855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

25521 Commercentre Drive, Lake Forest, California	92630
(Address of principal executive offices)	(Zip Code)

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

DEL TACO INCOME PROPERTIES IV

PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

Balance Sheets at June 30, 2002 and December 31, 2001 (Unaudited)	3

Statements of Income for the three and six months ended June 30, 2002 and 2001 (Unaudited)	4

Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (Unaudited)	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	10

SIGNATURE	11

DEL TACO INCOME PROPERTIES IV

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash	$111,566	$117,445
Receivable from General Partner	30,904	111,435
Deposits	400	400

Total current assets	142,870	229,280

PROPERTY AND EQUIPMENT, at cost:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less — accumulated depreciation	1,167,062	1,139,428

	1,844,287	1,871,921

	$1,987,157	$2,101,201

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to Limited Partners	$28,222	$27,942
Accounts payable	3,899	9,194

Total current liabilities	32,121	37,136

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited Partners	1,830,046	1,937,985
General Partner-Del Taco, Inc.	(12,963)	(11,873)

	1,817,083	1,926,112

	$1,987,157	$2,101,201

The accompanying notes are an
integral part of these financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

REVENUES:
Rent	$90,995	$88,959	$176,189	$170,187
Interest	413	778	1,018	2,420
Other	125	—	400	200

	91,533	89,737	177,607	172,807

EXPENSES:
General and administrative	11,176	10,154	32,469	30,383
Depreciation	13,817	13,817	27,634	27,634

	24,993	23,971	60,103	58,017

Net income	$66,540	$65,766	$117,504	$114,790

Net income per limited partnership unit	$0.40	$0.39	$0.70	$0.69

The accompanying notes are an
integral part of these financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$117,504	$114,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,634	27,634
Decrease in receivable from General Partner	80,531	76,966
Decrease in deposits	—	76
(Decrease) increase in accounts payable and payable to limited partners	(5,015)	5,107

Net cash provided by operating activities	220,654	224,573
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(226,533)	(224,923)

Net decrease in cash	(5,879)	(350)
Beginning cash balance	117,445	108,643

Ending cash balance	$111,566	$108,293

The accompanying notes are an
integral part of these financial statements.

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the partnership’s annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership’s financial position at June 30, 2002, the results of operations and cash flows for the six month periods ended June 30, 2002 and 2001 have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

NOTE 3 — LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. (“Del Taco”) on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases terminate in the years 2023 to 2024. There is no minimum rental under any of the Leases.

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS — CONTINUED

JUNE 30, 2002

NOTE 3 — LEASING ACTIVITIES — continued

For the three months ended June 30, 2002, the two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $448,042 and net income of $26,298 as compared to $453,954 and $30,663, respectively, for the corresponding period in 2001. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest. For the three months ended June 30, 2002, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $310,252 as compared with $287,369 during the same period in 2001.

For the six months ended June 30, 2002, the two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $870,751 and net income of $51,748 as compared to $871,766 and $54,513 respectively, for the corresponding period in 2001. For the six months ended June 30, 2002, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $597,491 as compared with $546,457 during the same period in 2001.

For the three months and six months ended June 30, 2002, the East Highland Avenue restaurant in San Bernardino, California reported unaudited net losses of $306 and $158 as compared to unaudited net income of $2,322 and $5,052 for the corresponding period in 2001.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from the General Partner consists primarily of rent accrued for the month of June. The June rent was collected on July 15, 2002.

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

NOTE 5 — DISTRIBUTIONS

On July 22, 2002, a distribution to the limited partners of $77,561 or approximately $.47 per limited partnership unit, was approved. Such distribution was paid July 29, 2002. The General Partner also received a distribution of $783 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2002 and 2001:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Orangethorpe Ave., Placentia, CA	$35,279	$36,318	$68,899	$69,448
Lakeshore Drive, Lake Elsinore, CA	37,230	34,484	71,699	65,575
Highland Ave., San Bernardino, CA	18,486	18,157	35,591	35,164

Total	$90,995	$88,959	$176,189	$170,187

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants plus supplemental rent as required by the Partnership agreement. The partnership earned rental revenue of $90,995 during the three month period ended June 30, 2002, which represents an increase of $2,036 from 2001. The partnership earned rental revenue of $176,189 during the six month period ended June 30, 2002, which represents an increase of $6,002 from 2001. The changes in rental revenue between 2002 and 2001 are directly attributable to changes in sales levels at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense

	Six Months Ended
	June 30,

	2002	2001

Accounting fees	77.01%	76.17%
Distribution of information to Limited Partners	22.99	23.83

	100.00%	100.00%

General and administrative costs for the six month period ended June 30, increased from 2001 to 2002 due to increased costs for income tax preparation, annual audit fees and costs associated with leasing software.

For the three month period ended June 30, 2002, net income increased by $774 from 2001 to 2002 due to the increase in revenues of $1,796 which was partially offset by the $1,022 increase in general and administrative expenses. For the six month period ended June 30, 2002, net income increased by $2,714 from 2001 to 2002 due to an increase in revenues of $4,800 which was partially offset by an increase in general and administrative expenses of $2,086.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. It addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s results of operations or financial condition.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports

No reports on Form 8-K were filed during the six months ended June 30, 2002. However, a Form 8-K was filed on July 31, 2002 to note a change in registrant’s independent certifying accountant.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV (a California limited partnership) Registrant

Del Taco, Inc. General Partner

Date: August 14, 2002	/s/ Robert J. Terrano

Robert J. Terrano Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002