Form 10-Q
period 2002-09-30
DEL TACO INCOME PROPERTIES IV
filed 2002-11-14
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

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

DEL TACO INCOME PROPERTIES IV

PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

Balance Sheets at September 30, 2002 (Unaudited) and December 31, 2001	3

Statements of Income for the three and nine months ended September 30, 2002 and 2001 (Unaudited)	4

Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (Unaudited)	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4. Controls and Procedures	11

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	12

SIGNATURE	13

DEL TACO INCOME PROPERTIES IV

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2002	2001

ASSETS

CURRENT ASSETS:
Cash	$120,531	$117,445
Receivable from General Partner	29,087	111,435
Deposits	564	400

Total current assets	150,182	229,280

PROPERTY AND EQUIPMENT, at cost:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,180,879	1,139,428

	1,830,470	1,871,921

	$1,980,652	$2,101,201

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to Limited Partners	$28,682	$27,942
Accounts payable	3,509	9,194

Total current liabilities	32,191	37,136

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited Partners	1,823,537	1,937,985
General Partner-Del Taco, Inc.	(13,029)	(11,873)

	1,810,508	1,926,112

	$1,980,652	$2,101,201

The accompanying notes are an
integral part of these financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUES:
Rent	$90,950	$94,811	$267,139	$264,998
Interest	381	683	1,399	3,104
Other	475	250	875	450

	91,806	95,744	269,413	268,552

EXPENSES:
General and administrative	6,220	5,965	38,689	36,348
Depreciation	13,817	13,817	41,451	41,451

	20,037	19,782	80,140	77,799

Net income	$71,769	$75,962	$189,273	$190,753

Net income per limited partnership unit	$0.43	$0.45	$1.13	$1.14

The accompanying notes are an
integral part of these financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$189,273	$190,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,451	41,451
Decrease in receivable from General Partner	82,348	77,781
(Increase) decrease in deposits	(164)	76
(Decrease) increase in accounts payable and payable to limited partners	(4,945)	2,782

Net cash provided by operating activities	307,963	312,843

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(304,877)	(297,701)

Net increase in cash	3,086	15,142
Beginning cash balance	117,445	108,643

Ending cash balance	$120,531	$123,785

The accompanying notes are an
integral part of these financial statements.

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

NOTE 1 — BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the partnership’s annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership’s financial position at September 30, 2002, the results of operations and cash flows for the nine month periods ended September 30, 2002 and 2001 have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

For the three months ended September 30, 2002, the two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $456,105 and net income of $27,012 as compared to $486,304 and $38,494 respectively, for the corresponding period in 2001. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended September 30, 2002, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $301,812 as compared with $303,788 during the same period in 2001.

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS — CONTINUED

SEPTEMBER 30, 2002

NOTE 3 — LEASING ACTIVITIES — continued

For the nine months ended September 30, 2002, the two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,326,856 and net income of $78,760 as compared to $1,358,070 and $93,007 respectively, for the corresponding period in 2001. For the nine months ended September 30, 2002, the one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $899,303 as compared with $850,245 during the same period in 2001.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from the General Partner consists primarily of rent accrued for the month of September. The September rent was collected on October 14, 2002.

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

NOTE 5 — DISTRIBUTIONS

On October 15, 2002, a distribution to the limited partners of $85,980 or approximately $.52 per limited partnership unit, was approved. Such distribution was paid October 24, 2002. The General Partner also received a distribution of $868 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant for the year:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Orangethorpe Ave., Placentia, CA	$36,186	$38,630	$105,085	$108,078
Lakeshore Drive, Lake Elsinore, CA	36,217	36,454	107,916	102,029
Highland Ave., San Bernardino, CA	18,547	19,727	54,138	54,891

Total	$90,950	$94,811	$267,139	$264,998

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $90,950 during the three month period ended September 30, 2002, which represents a decrease of $3,861 from 2001. The partnership earned rental revenue of $267,139 during the nine month period ended September 30, 2002, which represents an increase of $2,141 from 2001. The changes in rental revenue between 2002 and 2001 are directly attributable to changes in sales levels at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense

	Nine Months Ended
	September 30,

	2002	2001

Accounting fees	70.74%	71.24%
Distribution of information to Limited Partners	29.26	28.76

	100.00%	100.00%

General and administrative costs for the nine month period ended September 30, increased from 2001 to 2002 due to increased costs for income tax preparation, annual audit fees and costs associated with leasing software.

For the three months ended September 30, 2002, net income decreased by $4,193 from 2001 to 2002 due to the decrease in revenues of $3,938 and the $255 increase in general and administrative expenses. For the nine months ended September 30, 2002, net income decreased by $1,480 from 2001 to 2002 due to the increase in general and administrative expenses of $2,341 which was partially offset by the $861 increase in revenues.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan as required under EITF Issue No. 94-3. SFAS 146 also requires that measurement of the liability associated with exit or disposal activities be at fair value. SFAS 146 is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The implementation of SFAS 146 is not expected to have a material impact on the Company’s financial statements.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures:

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission Filings.

(b)	Changes in internal controls:

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

(c)	Asset-Backed issuers:

Not applicable.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports

A Form 8-K was filed on July 31, 2002 to note a change in registrant’s independent certifying accountant.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV (a California limited partnership) Registrant

Del Taco, Inc. General Partner

Date: November 14, 2002	/s/ Robert J. Terrano Robert J. Terrano Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description

99.1	Kevin K. Moriarty’s Certification Persuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2	Robert J. Terrano’s Certification Persuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002