Form 10-K
period 2002-12-31
DEL TACO INCOME PROPERTIES IV
filed 2003-03-27
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to

Commission file no. 33-13437

DEL TACO INCOME PROPERTIES IV

(A California limited partnership)
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0241855 (I.R.S. Employer Identification Number)

25521 Commercentre Drive Lake Forest, California (Address of principal executive offices)	92630 (Zip Code)

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

The business of the partnership is ownership and leasing of restaurants in California to Del Taco, Inc. The partnership acquired land and constructed three Mexican-American restaurants for long-term lease to Del Taco, Inc. Each property is leased for 32 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants plus supplemental rent as required by the partnership agreement. As of December 31, 2002, the partnership had a total of three properties leased to Del Taco (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).

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

PART II

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

Item 6. Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes as of December 31, 2002, 2001 and 2000 and Item 7.

	For the Year Ended December 31,

	2002	2001	2000	1999	1998

Rental revenue	$432,629	$434,848	$417,251	$401,101	$398,071
Interest and other income	3,127	4,241	4,545	3,223	2,455
General and administrative expense	45,707	43,193	42,205	42,347	42,168
Depreciation expense	55,268	55,268	59,485	103,381	103,381
Net income	334,781	340,628	320,106	258,596	254,610
Net income per limited partnership unit (1)	2.00	2.04	1.92	1.55	1.52
Cash distributions per limited partnership unit	2.35	2.32	2.29	2.16	1.83
Total assets	2,039,717	2,101,201	2,144,413	2,198,920	2,298,687
Long-term obligations	137,953	137,953	137,953	137,953	137,953

(1)	The net income per limited partnership unit was calculated based upon 165,375 weighted average units outstanding in 2002, 2001, 2000 and 1999, and 165,415 weighted average units outstanding in 1998.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition, results of operations, liquidity and capital resources, and off balance sheet arrangements and contractual obligations contained within this report on Form 10-K is more clearly understood when read in conjunction with the notes to the financial statements. The notes to the financial statements elaborate on certain terms that are used throughout this discussion and provide information about the partnership and the basis of presentation used in this report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

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

The Partnership’s only source of cash flow is rental income from the properties from the triple net leases. Such operating income has historically been and is expected to continue to be sufficient to fund the Partnership’s operating expenses. Net cash provided by operating activities in excess of the Partnership’s ongoing needs is distributed to the partners.

Off Balance Sheet Arrangements and Contractual Obligations

None.

Results of Operations

The partnership owns three properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).

The following table sets forth rental revenue earned by restaurant for the year:

	Year Ended December 31,

	2002	2001	2000

Orangethorpe Ave., Placentia, CA	$171,135	$176,284	$177,310
Lakeshore Drive, Lake Elsinore, CA	173,201	168,305	153,993
Highland Ave., San Bernardino, CA	88,293	90,259	85,948

Total	$432,629	$434,848	$417,251

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants plus supplemental rent as required by the partnership agreement. The partnership earned rental revenue of $432,629 during the year ended December 31, 2002, which represents a decrease of $2,219 from 2001. The decrease in rental revenue was caused primarily by a decrease in the amount of supplemental rent. The partnership earned rental revenue of $434,848 during the year ended December 31, 2001, which represents an increase of $17,597 from 2000. The increase in rental revenue was caused primarily by an increase in sales at the restaurants under lease. Supplemental rent was $73,552, $81,964 and $78,174 for the years ended December 31, 2002, 2001 and 2000, respectively. Supplemental rent is calculated on an annual basis. The amount of supplemental rent is the lesser of (a) the supplemental rental rate of 14.6 percent times the aggregate property costs of $3,011,349, less 12 percent of gross sales, or (b) 50 percent of the aggregate pretax profit, less general and administrative expenses (as defined) and 50 percent of the franchise royalties paid (as defined).

The following table breaks down general and administrative expenses by type of expense:

Percentage of Total General & Admin. Expense

	Year Ended December 31,

	2002	2001	2000

Accounting fees	65.32%	65.16%	71.00%
Distribution of information to limited partners	32.93	32.99	27.07
Other	1.75	1.85	1.93

	100.00%	100.00%	100.00%

General and administrative costs increased by $2,514 from 2001 to 2002. The increase was caused primarily by increased costs for income tax preparation, annual audit fees and costs associated with leasing software.

General and administrative costs increased by $988 from 2000 to 2001. The increase was caused primarily by additional costs incurred during the fourth quarter of 2001 to lease new software. The new software was needed as a result of U.S. Government regulations which require the partnership to electronically file annual K-1 income tax forms with the Internal Revenue Service. The new software prepares and electronically files the income tax forms and maintains the underlying partnership database.

Net income decreased by $5,847 from 2001 to 2002 due to the decrease in revenues of $3,333 and the $2,514 increase in general and administrative expenses. Depreciation expense was the same in both 2002 and 2001.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. It addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company’s results of operations or financial condition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan as required under EITF Issue No. 94-3. SFAS 146 also requires that measurement of the liability associated with exit or disposal activities be at fair value. SFAS 146 is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The implementation of SFAS 146 is not expected to have an impact on the Company’s results of operations or financial condition.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-K are based upon the Partnerships financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in Item 8 of this Form 10-K.

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

The partnership accounts for property and equipment in accordance with Statements of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8. Financial Statements

PART I. INFORMATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Del Taco Income Properties IV:

In our opinion, the accompanying balance sheet and the related statements of income, partners’ equity, and cash flows present fairly, in all material respects, the financial position of Del Taco Income Properties IV (A California Limited Partnership) at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Del Taco Income Properties IV as of December 31, 2001, and for each of the two years ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 15, 2002.

PricewaterhouseCoopers LLP
Orange County, California
January 22, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

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

Orange County, California
February 15, 2002

DEL TACO INCOME PROPERTIES IV

BALANCE SHEETS

	2002	2001

ASSETS
CURRENT ASSETS:
Cash	$117,957	$117,445
Receivable from Del Taco, Inc.	104,597	111,435
Deposits	510	400

Total current assets	223,064	229,280

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,194,696	1,139,428

	1,816,653	1,871,921

	$2,039,717	$2,101,201

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$29,087	$27,942
Accounts payable	3,509	9,194

Total current liabilities	32,596	37,136

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners	1,881,610	1,937,985
General Partner-Del Taco, Inc.	(12,442)	(11,873)

	1,869,168	1,926,112

	$2,039,717	$2,101,201

The accompanying notes are an
integral part of these financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF INCOME

	Year Ended December 31,

	2002	2001	2000

REVENUES:
Rent	$432,629	$434,848	$417,251
Interest	1,702	3,666	3,695
Other	1,425	575	850

	435,756	439,089	421,796

EXPENSES:
General and administrative	45,707	43,193	42,205
Depreciation	55,268	55,268	59,485

	100,975	98,461	101,690

Net income	$334,781	$340,628	$320,106

Net income per limited partnership unit	$2.00	$2.04	$1.92

The accompanying notes are an
integral part of these financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENT OF CHANGES IN PARTNERS’ EQUITY

Three years ended December 31, 2002

	Limited Partners
			General
	Units	Amount	Partner	Total

Balance, December 31, 1999	165,375	$2,045,087	$(10,791)	$2,034,296
Net income	—	316,905	3,201	320,106
Cash distributions	—	(378,400)	(3,822)	(382,222)

Balance, December 31, 2000	165,375	1,983,592	(11,412)	1,972,180
Net income	—	337,222	3,406	340,628
Cash distributions	—	(382,829)	(3,867)	(386,696)

Balance, December 31, 2001	165,375	1,937,985	(11,873)	1,926,112
Net income	—	331,433	3,348	334,781
Cash distributions	—	(387,808)	(3,917)	(391,725)

Balance, December 31, 2002	165,375	$1,881,610	$(12,442)	$1,869,168

The accompanying notes are an
integral part of these financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$334,781	$340,628	$320,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,268	55,268	59,485
Decrease (increase) in receivable from General Partner	6,838	(3,330)	3,517
(Increase) decrease in deposits	(110)	76	(76)
Increase in payable to limited partners	1,145	3,742	4,891
(Decrease) increase in accounts payable	(5,685)	(886)	2,718

Net cash provided by operating activities	392,237	395,498	390,641
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(391,725)	(386,696)	(382,222)

Net increase in cash	512	8,802	8,419
Beginning cash balance	117,445	108,643	100,224

Ending cash balance	$117,957	$117,445	$108,643

The accompanying notes are an
integral part of these financial statements.

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

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

The partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Recent Accounting Pronouncements: In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. It addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company’s financial position or results of operations.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2002 and 2001

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Recent Accounting Pronouncements – Continued: In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan as required under EITF Issue No. 94-3. SFAS 146 also requires that measurement of the liability associated with exit or disposal activities be at fair value. SFAS 146 is effective for the Company for exit or disposal activities that are initiated after December 31, 2002.

The adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations.

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

Net Income Per Limited Partnership Unit: Net income per limited partnership unit is calculated based upon 165,375 weighted average units outstanding in 2002, 2001 and 2000.

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

Revenue Recognition: Revenue is recognized based on 12 percent of gross sales of the restaurants which is recorded at the point of sale. Supplemental rent is recognized when earned. Supplemental rent is calculated on an annual basis. The amount of supplemental rent is the lesser of (a) the supplemental rental rate of 14.6 percent times the aggregate property costs of $3,011,349, less 12 percent of gross sales, or (b) 50 percent of the aggregate pretax profit, less general and administrative expenses (as defined) and 50 percent of the franchise royalties paid (as defined).

Concentration of Risk: The three restaurants leased to Del Taco make up almost all of the income producing assets of the partnership and contributed all of the partnership’s rent revenue for the three years ended December 31, 2002. Therefore, the business of the partnership is almost entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2002 and 2001

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

NOTE 3 — OBLIGATION TO GENERAL PARTNER

Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of the gross proceeds of the offering. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. One percent of the gross proceeds of the offering has been paid to the General Partner. The remaining four percent of this fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the partnership to accrue the site selection and development fee as an obligation to the General Partner. No fees were earned for such services during 2002, 2001 and 2000.

NOTE 4 — LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. Supplemental rent (as defined in the partnership agreement) may be earned if certain criteria are met. Supplemental rent was $73,552, $81,964 and $78,174 for the years ended December 31, 2002, 2001 and 2000, respectively. There is no minimum rental under any of the leases. The partnership had a total of three properties leased to Del Taco as of December 31, 2002, 2001 and 2000 (Del Taco, in turn, has subleased one of the restaurants to a Del Taco franchisee).

The two restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,794,350, $1,802,525 and $1,782,786 and unaudited net income of $110,274, $114,936 and $111,954 for the years ended December 31, 2002, 2001 and 2000, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The one restaurant operated by a Del Taco franchisee, for which the partnership is the lessor, had unaudited sales of $1,197,960, $1,138,178 and $1,042,856 for the years ended December 31, 2002, 2001 and 2000, respectively.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2002 and 2001

NOTE 5 — RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 2002 as well as supplemental rent. These amounts were collected on January 15, 2003.

The General Partner received $3,917 in distributions relating to its one percent interest in the partnership for the year ended December 31, 2002.

Del Taco, Inc. serves in the capacity of General Partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

The General Partner provides certain minimal managerial and accounting services to the Partnership at no cost.

NOTE 6 — INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2002	2001	2000

Net income per financial statements	$334,781	$340,628	$320,106
Excess book depreciation	14,916	14,911	19,131

Taxable income	$349,697	$355,539	$339,237

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 2002, is as follows:

Partners’ equity per financial statements	$1,869,168
Issue costs of limited partnership units capitalized for tax purposes	579,259
Excess book depreciation	185,092

Net worth for tax purposes	$2,633,519

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2002 and 2001

NOTE 7 — CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2002 were as follows:

	Cash	Weighted	Number of Units
	Distributions per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter

December 31, 1999	$0.45	165,375	165,375
March 31, 2000	0.90	165,375	165,375
June 30, 2000	0.41	165,375	165,375
September 30, 2000	0.53	165,375	165,375

Total paid in 2000	$2.29

December 31, 2000	$0.48	165,375	165,375
March 31, 2001	0.87	165,375	165,375
June 30, 2001	0.44	165,375	165,375
September 30, 2001	0.53	165,375	165,375

Total paid in 2001	$2.32

December 31, 2001	$0.51	165,375	165,375
March 31, 2002	0.85	165,375	165,375
June 30, 2002	0.47	165,375	165,375
September 30, 2002	0.52	165,375	165,375

Total paid in 2002	$2.35

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 2002 amounted to $.50 per limited partnership unit and were paid January 30, 2003.

NOTE 8 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2002:
Revenues	$86,074	$91,533	$91,806	$166,343
Net income	50,964	66,540	71,769	145,508
Net income per limited partnership unit	0.31	0.40	0.43	0.86
Year ended December 31, 2001:
Revenues	$83,070	$89,737	$95,744	$170,538
Net income	49,024	65,766	75,962	149,876
Net income per limited partnership unit	0.29	0.39	0.45	0.91

Item 9. Disagreements on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Partnership’s General Partner

(a) & (b)	The executive officers and directors of the General Partner and their ages are set forth below:

Name	Title	Age

Kevin K. Moriarty	Director, Chairman and Chief Executive Officer	56
C. Ronald Petty	President	58
Robert J. Terrano	Executive Vice President and Chief Financial Officer	47
James D. Stoops	Executive Vice President, Operations	50
Janet D. Erickson	Executive Vice President, Purchasing	46
Shirlene Lopez	Executive Vice President, Operations Services	38
Michael L. Annis	Vice President, Secretary and General Counsel	56
Timothy A. Hackbardt	Vice President, Marketing	39

The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2003.

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

C. Ronald Petty, President of Del Taco, Inc. Mr. Petty began his career in the restaurant business in 1973 with McDonald’s Corporation. He was employed by McDonald’s in a real estate capacity until 1978. For the next 12 years, Mr. Petty was in various officer positions with Burger King. These positions included Vice President of Real Estate, Sr. Vice President of Development, Region Vice President, Sr. Vice President European Operations, President of International and President of U.S. Mr. Petty served as President of Miami Subs from 1990-1992; President and CEO of Denny’s 1993-1996; President and CEO of Peter Piper Pizza 1996-2000; President of Del Taco December 2000-present.

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

Janet D. Erickson, Executive Vice President, Purchasing of Del Taco, Inc. From 1979 to 1986, Ms. Erickson was with Denny’s Inc. She served in the Research and Development department in a variety of positions until 1982 when she was promoted to the position of Purchasing Agent. Ms. Erickson was hired in 1986 as Manager of Contract Purchasing with Carl Karcher Enterprises, a post she held until March 1990 when she became Vice President, Purchasing for Del Taco, Inc. Ms. Erickson has a Bachelor of Science degree in Foods and Nutrition from Cal State Polytechnic University in Pomona, California.

Shirlene Lopez, Executive Vice President, Operations Services of Del Taco, Inc. Ms. Lopez began her career with Del Taco in 1978 as an hourly employee and advanced through the ranks to General Manager in 1984. Ms. Lopez was promoted to the corporate office in 1989 as Human Resource Manager. In 1994, she was promoted to Executive Project Manager reporting to the CEO and in 1996, to Director of Corporate Development in charge of all interior image and design and in 1997, to Vice President, Corporate Development & Design. Ms. Lopez has held her current position since February 2002.

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

Timothy A. Hackbardt, Vice President, Marketing of Del Taco, Inc. Mr. Hackbardt joined Del Taco, Inc. in November 2001. From November 1995 to November 2001, he served as Vice President of Marketing of Taco Time International, Inc., Eugene, OR. From September 1994 to November 1995, Mr. Hackbardt was Director of Marketing for Wok Spirit Chinese Delivery restaurants in Newport Beach, CA. From December 1992 to September 1994, Mr. Hackbardt was Director of Marketing for Fosters Freeze International, Inc., San Luis Obispo, CA. Prior to then, Mr. Hackbardt held various positions in the television and radio industry in sales and sales management. Mr. Hackbardt is a graduate of Central Michigan University where he received a Bachelor of Applied Arts, majoring in Broadcast and Cinematic Arts and minoring in Marketing.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)	No person of record currently owns more than five percent of limited partnership units of the partnership, nor was any person known of by the partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any limited partnership units of the partnership.

(c)	The partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships and Related Transactions

(a)	No transactions have occurred between the partnership and any executive officer or director of its General Partner.

During 2002, the following transactions occurred between the partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $3,348 as its one percent share of the net income of the partnership.

(2)	The General Partner received $3,917 in distributions relating to its one percent interest in the partnership.

(b)	During 2002, the partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the partnership at any time during 2002 for any amount in excess of $60,000.

(d)	Not applicable.

Item 14. Controls and Procedures

There were no significant changes in the partnership’s internal control or other factors that could significantly affect these controls subsequent to February 28, 2003, the date the partnerships’ evaluation of them.

PART IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements

Included in Part II of this report:

Report of Independent Public Accountants Balance Sheets Statements of Income Statements of Changes in Partners’ Equity Notes to Financial Statements

(a)(2)	Financial Statement Schedules

Report of Independent Public Accountants on Financial Statement Schedule Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8K

No reports on Form 8-K were filed during the last quarter of 2002.

(c)	Exhibits required by Item 601 of Regulation S-K:

1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Income Properties IV filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Income Properties IV.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by Partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

99.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Partners of
Del Taco Income Properties IV:

Our audit of the financial statements referred to in our report dated January 22, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP
Orange County, California
January 22, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The following report is a copy of the report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

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

Orange County, California
February 15, 2002

DEL TACO INCOME PROPERTIES IV — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2002

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
Description	Encumbrances	to company		acquisition	close of period

		Land	Buildings &		Land, buildings &
		& land	Improve-	Carrying	improvements
(All Restaurants)		improvements	ments	costs	Total

Placentia, CA	$—	$465,933	$485,961	$—	$951,894
Lake Elsinore, CA	—	449,058	468,361	—	917,419
San Bernardino, CA	—	321,709	335,538	—	657,247

	$—	$1,236,700	$1,289,860	$—	$2,526,560

[Additional columns below]

[Continued from above table, first column(s) repeated]

Description
				Life on which
				depreciation in latest
	Accumulated	Date of	Date	income statement
(All Restaurants)	depreciation	construction	acquired	is computed

Placentia, CA	$267,452	1988	1988	20 (LI), 35 (BI)
Lake Elsinore, CA	257,767	1989	1989	20 (LI), 35 (BI)
San Bernardino, CA	184,658	1989	1989	20 (LI), 35 (BI)

	$709,877

		Accumulated
	Restaurants	Depreciation

Balances at December 31, 1999:	$2,526,560	$544,073
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2000:	2,526,560	599,341
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2001:	2,526,560	654,609
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2002:	$2,526,560	$709,877

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV
a California limited partnership

Del Taco, Inc.
General Partner

Date March 07, 2003	Kevin K. Moriarty

Kevin K. Moriarty
Director, Chairman and Chief Executive Officer

Date March 07, 2003	Michael L. Annis

Michael L. Annis
Vice President, Secretary and General Counsel

Date March 07, 2003	Robert J. Terrano

Robert J. Terrano
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description

1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Income Properties IV filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Income Properties IV.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by Partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

99.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002