Form 10-Q
period 2003-06-30
DEL TACO INCOME PROPERTIES IV
filed 2003-08-14
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

DEL TACO INCOME PROPERTIES IV

DEL TACO INCOME PROPERTIES IV

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash	$114,656	$117,957
Receivable from Del Taco, Inc.	32,879	104,597
Deposits	585	510

Total current assets	148,120	223,064

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,222,330	1,194,696

	1,789,019	1,816,653

	$1,937,139	$2,039,717

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$29,763	$29,087
Accounts payable	4,559	3,509

Total current liabilities	34,322	32,596

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners	1,778,349	1,881,610
General partner-Del Taco, Inc.	(13,485)	(12,442)

	1,764,864	1,869,168

	$1,937,139	$2,039,717

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

RENTAL REVENUES	$96,625	$90,995	$186,414	$176,189

EXPENSES:
General and administrative	13,083	11,176	43,325	32,469
Depreciation	13,817	13,817	27,634	27,634

	26,900	24,993	70,959	60,103

Operating income	69,725	66,002	115,455	116,086
OTHER INCOME:
Interest	300	413	783	1,018
Other	150	125	275	400

Net income	$70,175	$66,540	$116,513	$117,504

Net income per limited partnership unit	$0.42	$0.40	$0.70	$0.70

Number of units used in computing per unit amounts	165,375	165,375	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116,513	$117,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,634	27,634
Decrease in receivable from Del Taco, Inc.	71,718	80,531
Increase in deposits	(75)	—
Increase (decrease) in accounts payable and payable to limited partners	1,726	(5,015)

Net cash provided by operating activities	217,516	220,654
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(220,817)	(226,533)

Net decrease in cash	(3,301)	(5,879)
Beginning cash balance	117,957	117,445

Ending cash balance	$114,656	$111,566

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2003

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2002 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2003, the results of operations for the three and six month periods ended June 30, 2003 and 2002 and cash flows for the six month periods ended June 30, 2003 and 2002 have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED

JUNE 30, 2003

NOTE 3 — LEASING ACTIVITIES — continued

For the three months ended June 30, 2003, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $484,295 and unaudited net income of $39,450 as compared to $448,042 and $26,298, respectively, for the corresponding period in 2002. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest. For the three months ended June 30, 2003, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $320,916 as compared with $310,252 during the same period in 2002.

For the six months ended June 30, 2003, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $932,505 and unaudited net income of $64,392 as compared to $870,751 and $51,748 respectively, for the corresponding period in 2002. For the six months ended June 30, 2003, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $620,941 as compared with $597,491 during the same period in 2002.

For the three and six months ended June 30, 2003, the East Highland Avenue restaurant in San Bernardino, California reported unaudited net income of $4,689 and $4,023 as compared to unaudited net losses of $306 and $158 for the corresponding period in 2002.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from the Del Taco, Inc. consists primarily of rent accrued for the month of June. The June rent was collected in July 2003.

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

NOTE 5 — DISTRIBUTIONS

On July 15, 2003, a distribution to the limited partners of $79,095 or approximately $.48 per limited partnership unit, was approved. Such distribution was paid July 25, 2003. The General Partner also received a distribution of $799 with respect to its 1% partnership interest. Total cash distributions made in January and April 2003 were $83,870 and $136,947, respectively.

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

The three restaurants leased to Del Taco make up almost all of the income producing assets of the Partnership. Therefore, the business of the Partnership is almost entirely dependent on the success of the Del Taco trade name restaurants that lease the properties. The success of the restaurants is dependent on a large variety of factors, including, but not limited to, competition, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.

Results of Operations

The Partnership owns three properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).

The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Orangethorpe Ave., Placentia, CA	$38,601	$35,279	$74,674	$68,899
Lakeshore Drive, Lake Elsinore, CA	38,510	37,230	74,513	71,699
Highland Ave., San Bernardino, CA	19,514	18,486	37,227	35,591

Total	$96,625	$90,995	$186,414	$176,189

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants plus supplemental rent as required by the Partnership agreement. The Partnership earned rental revenue of $96,625 during the three month period ended June 30, 2003, which represents an increase of $5,630 from 2002. The Partnership earned rental revenue of $186,414 during the six month period ended June 30, 2003, which represents an increase of $10,225 from 2002. The changes in rental revenue between 2003 and 2002 are directly attributable to changes in sales levels at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Accounting fees	50.50%	65.16%	73.88%	77.01%
Distribution of information to Limited Partners	49.50%	34.84%	26.12%	22.99%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three and six month periods ended June 30, increased from 2002 to 2003 due to costs incurred in changing auditors and increased costs for printing and mailing, and audit and tax preparation fees.

For the three month period ended June 30, 2003, net income increased by $3,635 from 2002 to 2003 due to the increase in revenues of $5,630 which was partially offset by the $1,907 increase in general and administrative expenses and the $88 decrease in interest and other income. For the six month period ended June 30, 2003, net income decreased by $991 from 2002 to 2003 due to an increase in revenues of $10,225 which was offset by an increase in general and administrative expenses of $10,856 and a decrease in interest and other income of $360.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”), an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45’s initial recognition and initial measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure requirements of Interpretation 45 effective December 31, 2002 and has not entered into any guarantees since December 31, 2002.

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

The partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

(c)	Asset-Backed issuers:

Not applicable.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports

During the three months ended June 30, 2003, the following reports on Form 8-K were filed:

On April 11, 2003, Form 8-K was filed re: the dismissal of Pricewaterhouse Coopers LLP as the Partnership’s independent public accountants.

On May 13, 2003, Form 8-K was filed re: the selection of KPMG LLP as the Partnership’s independent public accountants.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES IV (a California limited partnership) Registrant
Del Taco, Inc. General Partner

Date:	August 14, 2003	/s/ Robert J. Terrano

Robert J. Terrano Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description

31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002