Form 10-Q
period 2003-09-30
DEL TACO INCOME PROPERTIES IV
filed 2003-11-14
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

INDEX

DEL TACO INCOME PROPERTIES IV

DEL TACO INCOME PROPERTIES IV

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash	$124,437	$117,957
Receivable from Del Taco, Inc.	32,350	104,597
Deposits	530	510

Total current assets	157,317	223,064

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,236,147	1,194,696

	1,775,202	1,816,653

	$1,932,519	$2,039,717

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$29,650	$29,087
Accounts payable	3,509	3,509

Total current liabilities	33,159	32,596

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners	1,774,927	1,881,610
General partner-Del Taco, Inc.	(13,520)	(12,442)

	1,761,407	1,869,168

	$1,932,519	$2,039,717

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

RENTAL REVENUES	$99,812	$90,950	$286,226	$267,139

EXPENSES:
General and administrative	10,109	6,220	53,434	38,689
Depreciation	13,817	13,817	41,451	41,451

Operating income	75,886	70,913	191,341	186,999
OTHER INCOME:
Interest	226	381	1,009	1,399
Other	325	475	600	875

Net income	$76,437	$71,769	$192,950	$189,273

Net income per limited partnership unit	$0.46	$0.43	$1.16	$1.13

Number of units used in computing per unit amounts	165,375	165,375	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$192,950	$189,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,451	41,451
Decrease in receivable from Del Taco, Inc.	72,247	82,348
Increase in deposits	(20)	(164)
Increase (decrease) in accounts payable and payable to limited partners	563	(4,945)

Net cash provided by operating activities	307,191	307,963
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(300,711)	(304,877)

Net increase in cash	6,480	3,086
Beginning cash balance	117,957	117,445

Ending cash balance	$124,437	$120,531

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the partnership’s annual report on Form 10-K for Del Taco Income Properties IV (the Partnership or the Company) for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2003 and December 31, 2002, the results of operations for the three and nine month periods ended September 30, 2003 and 2002 and cash flows for the nine month periods ended September 30, 2003 and 2002 have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

For the three months ended September 30, 2003, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $497,922 and unaudited net income of $34,952 as compared to $456,105 and $27,012, respectively, for the corresponding period in 2002. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended September 30, 2003, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $333,846 as compared with $301,812 during the same period in 2002.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED

SEPTEMBER 30, 2003

NOTE 3 — LEASING ACTIVITIES — continued

For the nine months ended September 30, 2003, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,430,427 and unaudited net income of $99,344 as compared to $1,326,856 and $78,760 respectively, for the corresponding period in 2002. For the nine months ended September 30, 2003, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $954,787 as compared with $899,303 during the same period in 2002.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from Del Taco, Inc. consists primarily of rent accrued for the month of September. The September rent was collected in October 2003.

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

NOTE 5 — DISTRIBUTIONS

On October 15, 2003, a distribution to the limited partners of $88,890 or approximately $0.54 per limited partnership unit, was approved. Such distribution was paid October 31, 2003. The General Partner also received a distribution of $898 with respect to its 1% partnership interest. Total cash distributions made in January, April and July 2003 were $83,870, $136,947 and $79,894, respectively.

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

The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Orangethorpe Ave., Placentia, CA	$39,606	$36,186	$114,280	$105,085
Lakeshore Drive, Lake Elsinore, CA	40,061	36,217	114,574	107,916
Highland Ave., San Bernardino, CA	20,145	18,547	57,372	54,138

Total	$99,812	$90,950	$286,226	$267,139

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $99,812 during the three month period ended September 30, 2003, which represents a increase of $8,862 from 2002. The Partnership earned rental revenue of $286,226 during the nine month period ended September 30, 2003, which represents an increase of $19,087 from 2002. The changes in rental revenue between 2003 and 2002 are directly attributable to changes in sales levels at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Accounting fees	33.21%	47.94%	66.19%	70.74%
Distribution of information to Limited Partners	66.79%	52.06%	33.81%	29.26%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three and nine month periods ended September 30, increased from 2002 to 2003 due to costs incurred in changing auditors and increased costs for printing and mailing, and audit and tax preparation fees.

For the three months ended September 30, 2003, net income increased by $4,668 from 2002 to 2003 due to the $8,862 increase in revenues, which was partially offset by the $3,889 increase in general and administrative expenses and the $305 decrease in interest and other income. For the nine months ended September 30, 2003, net income increased by $3,677 from 2002 to 2003 due to the $19,087 increase in revenues, which was partially offset by the $14,745 increase in general and administrative expenses and the $665 decrease in interest and other income.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

Recent Accounting Pronouncements – (continued)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of Accounting Research Bulletin ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes it has no variable interest entities to which Interpretation 46 would apply.

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

The partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards No. (SFAS) 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures:

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

(b)	Changes in internal controls:

There were no significant changes in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV
(a California limited partnership)
Registrant

Del Taco, Inc.
General Partner

Date:	November 14, 2003	/s/ Robert J. Terrano

Robert J. Terrano
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

31.1 Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002