Form 10-K
period 2003-12-31
DEL TACO INCOME PROPERTIES IV
filed 2004-03-30
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes         No  X

PART I

Item 1. Business

Del Taco Income Properties IV, (the Partnership) is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act. The Partnership’s General Partner is Del Taco, Inc., a California corporation (Del Taco or the General Partner). The Partnership sold 165,415 units totaling $4.135 million through an offering of limited partnership units from June 1987 through June 1988. The term of the partnership agreement is until December 31, 2027 unless terminated earlier by means provided in the partnership agreement.

The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed three Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 32 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants plus supplemental rent as required by the partnership agreement. As of December 31, 2003, the Partnership had a total of three properties leased to Del Taco (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).

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

Item 2. Properties

The Partnership has acquired three properties with proceeds obtained from the sale of limited partnership units:

Date of
		Date of	Restaurant	Commencement of
Address	City, State	Acquisition	Constructed	Operation (1)
Orangethorpe Avenue	Placentia, CA	August 5, 1988	60 seat with drive through service window	March 27, 1989

Lakeshore Drive	Lake Elsinore, CA	February 1, 1989	60 seat with drive through service window	April 18, 1990 (2)

Highland Avenue	San Bernardino, CA	December 8, 1989	60 seat with drive	July 13, 1990
through service window

(1)	Commencement of operation is the first date Del Taco, as lessee, operated the facility on the site as a Del Taco restaurant.

(2)	The restaurant is subleased to a franchisee of Del Taco and the restaurant operates as a Del Taco restaurant.

Item 3. Legal Proceedings

The Partnership is not a party to any material pending legal proceedings.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Partnership’s Common Equity and Related Security Holder Matters

The Partnership sold 165,415 ($4,135,375) limited partnership units during the public offering period ended June 3, 1988 and currently has 307 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 7 to the Notes to the Financial Statements contained under Item 8.

Item 6. Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7.

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
Rental revenues	$439,657	$432,629	$434,848	$417,251	$401,101
General and administrative expense	62,441	45,707	43,193	42,205	42,347
Depreciation expense	55,268	55,268	55,268	59,485	103,381
Interest and other income	1,858	3,127	4,241	4,545	3,223
Net income	323,806	334,781	340,628	320,106	258,596
Net income per limited partnership unit	1.94	2.00	2.04	1.92	1.55
Cash distributions per limited partnership unit	2.34	2.35	2.32	2.29	2.16
Total assets	1,975,153	2,039,717	2,101,201	2,144,413	2,198,920
Long-term obligations	137,953	137,953	137,953	137,953	137,953

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties. The success of the restaurants is dependent on a large variety of factors, including, but not limited to, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.

Liquidity and Capital Resources

The Partnership offered limited partnership units for sale between June 1987 and June 1988. 14.5% of the $4.135 million raised through sale of limited partnership units was used to pay commissions to brokers and to reimburse the General Partner for offering costs incurred. Approximately $3 million of the remaining funds were used to acquire sites and build three restaurants. In February of 1992, approximately $442,000 raised during the offering but not required to acquire sites and build restaurants were distributed to the limited partners.

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

The following table sets forth rental revenues earned by restaurant for the year:

	Year Ended December 31,
	2003	2002	2001
Orangethorpe Ave., Placentia, CA	$175,288	$171,135	$176,284
Lakeshore Drive, Lake Elsinore, CA	174,899	173,201	168,305
Highland Ave., San Bernardino, CA	89,470	88,293	90,259

Total	$439,657	$432,629	$434,848

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants plus supplemental rent as required by the partnership agreement. The Partnership earned rental revenues of $439,657 during the year ended December 31, 2003, which represents an increase of $7,028 from 2002. The increase in rental revenues was caused primarily by an increase in sales at the restaurants under lease. The Partnership earned rental revenues of $432,629 during the year ended December 31, 2002, which represents a decrease of $2,219 from 2001. The decrease in rental revenues was caused primarily by a decrease in the amount of supplemental rent. Supplemental rent was $50,599, $73,552 and $81,964 for the years ended December 31, 2003, 2002 and 2001, respectively. Supplemental rent is calculated on an annual basis. The amount of supplemental rent is the lesser of (a) the supplemental rental rate of 14.6 percent times the aggregate property costs of $3,011,349, less 12 percent of gross sales, or (b) 50 percent of the aggregate pretax profit, less general and administrative expenses (as defined) and 50 percent of the franchise royalties paid (as defined).

The following table breaks down general and administrative expenses by type of expense:

Percentage of Total General & Administrative Expense

	Year Ended December 31,
	2003	2002	2001
Accounting fees	57.29%	65.32%	65.16%
Distribution of information to limited partners	41.30	32.93	32.99
Other	1.41	1.75	1.85

	100.00%	100.00%	100.00%

General and administrative costs increased by $16,734 from 2002 to 2003. The increase was caused primarily by increased costs for income tax preparation, annual audit fees, accounting services and printing and mailing costs, as well as additional incremental costs incurred to change auditors and maintain regulatory compliance standards required of public registrants.

General and administrative costs increased by $2,514 from 2001 to 2002. The increase was caused primarily by increased costs for income tax preparation, annual audit fees and costs associated with leasing software.

Net income decreased by $10,975 from 2002 to 2003 due to the increase in general and administrative expenses of $16,734, the decrease in other income of $1,269, offset by the increase in revenues of $7,028. Depreciation expense was the same in both 2003 and 2002.

Net income decreased by $5,847 from 2001 to 2002 due to the increase in general and administrative expenses of $2,514, the decrease in other income of $1,114 and the decrease in revenues of $2,219.

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

Recent Accounting Pronouncements – (continued)

The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure requirements of Interpretation 45 effective December 31, 2002 and has not entered into any guarantees since December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of Accounting Research Bulletin (ARB) No. 51. Interpretation 46, as amended, addresses consolidation by business enterprises of variable interest entities. Interpretation 46, as amended, applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB issued Interpretation No. 46R which modified certain provisions of Interpretation 46. Interpretation No. 46R also modified the effective date of Interpretation 46. Companies must apply Interpretation No. 46R by the end of the first reporting period after December 15, 2003. The Company believes it has no variable interest entities to which Interpretation 46 nor Interpretation No. 46R would apply.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-K are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in Item 8 of this Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8. Financial Statements

PART I. INFORMATION

(KPMG LETTERHEAD)

INDEPENDENT AUDITORS’ REPORT

To the Partners of
Del Taco Income Properties IV:

We have audited the accompanying balance sheet of Del Taco Income Properties IV (a California Limited Partnership) as of December 31, 2003, and the related statements of income, partners’ equity and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the 2003 information in the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Income Properties IV as of December 31, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2003 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Orange County, California
February 13, 2004

Report of Independent Accountants

To the Partners of
Del Taco Income Properties IV:

In our opinion, the accompanying balance sheet and the related statements of income, partners’ equity, and cash flows present fairly, in all material respects, the financial position of Del Taco Income Properties IV (A California Limited Partnership) at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Del Taco Income Properties IV for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 15, 2002.

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

Orange County, California February 15, 2002

DEL TACO INCOME PROPERTIES IV

BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash	$127,447	$117,957
Receivable from Del Taco, Inc.	85,847	104,597
Deposits	474	510

Total current assets	213,768	223,064

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,249,964	1,194,696

	1,761,385	1,816,653

	$1,975,153	$2,039,717

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$31,690	$29,087
Accounts payable	3,035	3,509

Total current liabilities	34,725	32,596

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners	1,815,584	1,881,610
General partner-Del Taco, Inc.	(13,109)	(12,442)

	1,802,475	1,869,168

	$1,975,153	$2,039,717

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001
RENTAL REVENUES:	$439,657	$432,629	$434,848

EXPENSES:
General and administrative	62,441	45,707	43,193
Depreciation	55,268	55,268	55,268

Operating income	321,948	331,654	336,387
OTHER INCOME:
Interest	1,258	1,702	3,666
Other	600	1,425	575

Net income	$323,806	$334,781	$340,628

Net income per limited partnership unit	$1.94	$2.00	$2.04

Number of units used in computing per unit amounts	165,375	165,375	165,375

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF PARTNERS’ EQUITY

Years ended December 31, 2003, 2002 and 2001

	Limited Partners
			General
	Units	Amount	Partner	Total
Balance, December 31, 2000	165,375	$1,983,592	$(11,412)	$1,972,180
Net income	—	337,222	3,406	340,628
Cash distributions	—	(382,829)	(3,867)	(386,696)

Balance, December 31, 2001	165,375	1,937,985	(11,873)	1,926,112
Net income	—	331,433	3,348	334,781
Cash distributions	—	(387,808)	(3,917)	(391,725)

Balance, December 31, 2002	165,375	1,881,610	(12,442)	1,869,168
Net income	—	320,568	3,238	323,806
Cash distributions	—	(386,594)	(3,905)	(390,499)

Balance, December 31, 2003	165,375	$1,815,584	$(13,109)	$1,802,475

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$323,806	$334,781	$340,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,268	55,268	55,268
Changes in operating assets and liabilities:
Decrease (increase) in receivable from Del Taco, Inc.	18,750	6,838	(3,330)
Decrease (increase) in deposits	36	(110)	76
Increase in payable to limited partners	2,603	1,145	3,742
Decrease in accounts payable	(474)	(5,685)	(886)

Net cash provided by operating activities	399,989	392,237	395,498
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(390,499)	(391,725)	(386,696)

Net increase in cash	9,490	512	8,802
Beginning cash balance	117,957	117,445	108,643

Ending cash balance	$127,447	$117,957	$117,445

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership: Del Taco Income Properties IV, a California limited partnership, (the Partnership) was formed on March 23, 1987, for the purpose of acquiring real property in California for construction of three Mexican-American restaurants to be leased under long-term agreements to Del Taco, Inc. (General Partner or Del Taco), for operation under the Del Taco trade name.

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

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements – Continued: In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of Accounting Research Bulletin (ARB) No. 51. Interpretation 46, as amended, addresses consolidation by business enterprises of variable interest entities. Interpretation 46, as amended, applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB issued Interpretation No. 46R which modified certain provisions of Interpretation 46. Interpretation No. 46R also modified the effective date of Interpretation 46. Companies must apply Interpretation No. 46R by the end of the first reporting period after December 15, 2003. The Company believes it has no variable interest entities to which Interpretation 46 nor Interpretation No. 46R would apply.

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

Net Income Per Limited Partnership Unit: Net income per limited partnership unit is calculated based upon 165,375 weighted average units outstanding in 2003, 2002 and 2001.

Use of Estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Concentration of Risk: The three restaurants leased to Del Taco make up almost all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2003. Therefore, the business of the Partnership is almost entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2003 and 2002

NOTE 2 - PARTNERS’ EQUITY

Pursuant to the partnership agreement, annual partnership net income or loss is allocated one percent to the General Partner and 99 percent to the limited partners. Partnership gains from any sale or refinancing are to be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses, distributions and syndication costs, and until each class of limited partners receive their priority return (12 percent) as defined in the partnership agreement. Additional gains are to be allocated 12 percent to the General Partner and 88 percent to the limited partners.

NOTE 3 - OBLIGATION TO GENERAL PARTNER

Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of the gross proceeds of the offering. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. One percent of the gross proceeds of the offering has been paid to the General Partner. The remaining four percent of this fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the Partnership to accrue the site selection and development fee as an obligation to the General Partner. No fees were earned for such services during 2003, 2002 and 2001.

NOTE 4 - LEASING ACTIVITIES

The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. Supplemental rent (as defined in the partnership agreement) may be earned if certain criteria are met. Supplemental rent was $50,599, $73,552 and $81,964 for the years ended December 31, 2003, 2002 and 2001, respectively. There is no minimum rental under any of the leases. The Partnership had a total of three properties leased to Del Taco as of December 31, 2003, 2002 and 2001 (Del Taco, in turn, has subleased one of the restaurants to a Del Taco franchisee for each of the three years ended December 31, 2003).

The two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,952,440, $1,794,350 and $1,802,525 and unaudited net income of $153,412, $110,274 and $114,936 for the years ended December 31, 2003, 2002 and 2001, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $1,289,707, $1,197,960 and $1,138,178 for the years ended December 31, 2003, 2002 and 2001, respectively.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2003 and 2002

NOTE 5 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 2003 as well as supplemental rent. These amounts were collected in January 2004.

The General Partner received $3,905 in distributions relating to its one percent interest in the Partnership for the year ended December 31, 2003.

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

NOTE 6 - INCOME TAXES

The Partnership is not subject to income taxes because its income is taxed directly to the General Partner and limited partners. The reconciling items presented in the table below are the only items that create a difference between the tax basis and reported amounts of the Partnership’s assets and liabilities.

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2003	2002	2001
Net income per financial statements	$323,806	$334,781	$340,628
Excess book depreciation	14,915	14,916	14,911

Taxable income	$338,721	$349,697	$355,539

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2003, is as follows (unaudited):

Partners’ equity per financial statements	$1,802,475
Issue costs of limited partnership units capitalized for tax purposes	579,259
Excess book depreciation	200,007

Partners’ equity for tax purposes	$2,581,741

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2003 and 2002

NOTE 7 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2003 were as follows:

	Cash	Weighted	Number of Units
	Distributions per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2000	$0.48	165,375	165,375
March 31, 2001	0.87	165,375	165,375
June 30, 2001	0.44	165,375	165,375
September 30, 2001	0.53	165,375	165,375

Total paid in 2001	$2.32

December 31, 2001	$0.51	165,375	165,375
March 31, 2002	0.85	165,375	165,375
June 30, 2002	0.47	165,375	165,375
September 30, 2002	0.52	165,375	165,375

Total paid in 2002	$2.35

December 31, 2002	$0.50	165,375	165,375
March 31, 2003	0.82	165,375	165,375
June 30, 2003	0.48	165,375	165,375
September 30, 2003	0.54	165,375	165,375

Total paid in 2003	$2.34

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 2003 amounted to $.54 per limited partnership unit and were paid in January 2004.

NOTE 8 - RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2003:
Rental revenues	$89,788	$96,625	$99,812	$153,432
Net income	46,388	70,175	76,437	130,806
Net income per limited partnership unit	0.28	0.42	0.46	0.78
Year ended December 31, 2002:
Rental revenues	$85,194	$90,995	$90,950	$165,490
Net income	50,964	66,540	71,769	145,508
Net income per limited partnership unit	0.31	0.40	0.43	0.86

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Refer to Form’s 8-k filed on April 17, 2003 and May 13, 2003.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures:

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

(b)	Changes in internal controls:

There were no significant changes in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)	Asset-Backed issuers:

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Partnership’s General Partner

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:

Name	Title	Age
Kevin K. Moriarty	Director, Chairman and Chief Executive Officer	57

C. Ronald Petty	President	59

Robert J. Terrano	Executive Vice President and Chief Financial Officer	48

James D. Stoops	Executive Vice President, Operations	51

Janet D. Erickson	Executive Vice President, Purchasing	47

Shirlene Lopez	Executive Vice President, Operations Services	39

Michael L. Annis	Vice President, Secretary and General Counsel	57

The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2004.

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

Item 11. Executive Compensation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships and Related Transactions

(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2003, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $3,238 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $3,905 in distributions relating to its one percent interest in the Partnership.

(b)	During 2003, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the Partnership at any time during 2003 for any amount in excess of $86,000.

(d)	Not applicable.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by KPMG LLP and PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements and other services for 2003 and 2002, respectively.

	2003	2002
Audit Fees	$8,375	$10,000
Audit-Related Fees	0	0
Tax Fees	13,000	11,000
All Other Fees	0	0

Total	$21,375	$21,000

The General Partner has considered whether the independent auditors provision of tax services to the Company is compatible with the auditor’s independence. Additionally, the General Partner approves all the audit and non-audit services, and related fees, provided to the Partnership by the independent auditors prior to the services being rendered.

PART IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements

Included in Part II of this report:

Independent Auditors’ Report
Balance Sheets
Statements of Income
Statements of Partners’ Equity
Statements of Cash Flows
Notes to Financial Statements

(a)(2)	Financial Statement Schedules

Report of Independent Public Accountants on Financial Statement Schedule Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8K

No reports on Form 8-K were filed during the last quarter of 2003.

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

Orange County, California February 15, 2002

DEL TACO INCOME PROPERTIES IV — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period
		Land	Buildings &		Land, buildings &
Description		& land	Improve-	Carrying	improvements
(All Restaurants)	Encumbrances	improvements	ments	costs	Total
Placentia, CA	$—	$465,933	$485,961	$—	$951,894
Lake Elsinore, CA	—	449,058	468,361	—	917,419
San Bernardino, CA	—	321,709	335,538	—	657,247

	$—	$1,236,700	$1,289,860	$—	$2,526,560

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Life on which
				depreciation in latest
Description	Accumulated	Date of	Date	income statement
(All Restaurants)	depreciation	construction	acquired	is computed
Placentia, CA	$288,275	1988	1988	20 (LI), 35 (BI)
Lake Elsinore, CA	277,836	1989	1989	20 (LI), 35 (BI)
San Bernardino, CA	199,034	1989	1989	20 (LI), 35 (BI)

	$765,145

		Accumulated
	Restaurants	Depreciation
Balances at December 31, 2000:	$2,526,560	$599,341
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2001:	2,526,560	654,609
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2002:	2,526,560	709,877
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2003:	$2,526,560	$765,145

The aggregate cost basis of Del Taco Restaurant Properties I real estate assets for Federal income tax purposes was $1,961,422 at December 31, 2003.

See accompanying independent auditors’ report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES IV a California limited partnership

Del Taco, Inc. General Partner

Date	March 30, 2004	Kevin K. Moriarty

Kevin K. Moriarty Director, Chairman and Chief Executive Officer

Date	March 30, 2004	Michael L. Annis

Michael L. Annis Vice President, Secretary and General Counsel

Date	March 30, 2004	Robert J. Terrano

Robert J. Terrano Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT	Description
1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Income Properties IV filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Income Properties IV.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by Partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002