Form 10-Q
period 2004-06-30
DEL TACO INCOME PROPERTIES IV
filed 2004-08-13
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

INDEX

DEL TACO INCOME PROPERTIES IV

DEL TACO INCOME PROPERTIES IV

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash	$132,241	$127,447
Receivable from Del Taco, Inc.	37,309	85,847
Deposits	400	474

Total current assets	169,950	213,768

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,277,598	1,249,964

	1,733,751	1,761,385

	$1,903,701	$1,975,153

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$33,064	$31,690
Accounts payable	3,777	3,035

Total current liabilities	36,841	34,725

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at June 30, 2004 and December 31, 2003	1,742,752	1,815,584
General partner-Del Taco, Inc.	(13,845)	(13,109)

	1,728,907	1,802,475

	$1,903,701	$1,975,153

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
RENTAL REVENUES	$109,478	$96,625	$211,188	$186,414

EXPENSES:
General and administrative	9,488	13,083	42,401	43,325
Depreciation	13,817	13,817	27,634	27,634

	23,305	26,900	70,035	70,959

Operating income	86,173	69,725	141,153	115,455
OTHER INCOME:
Interest	336	300	700	783
Other	200	150	425	275

Net income	$86,709	$70,175	$142,278	$116,513

Net income per limited partnership unit (note 2)	$0.52	$0.42	$0.85	$0.70

Number of units used in computing per unit amounts	165,375	165,375	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$142,278	$116,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,634	27,634
Changes in operating assets and liabilities:
Decrease in receivable from Del Taco, Inc.	48,538	71,718
Decrease (increase) in deposits	74	(75)
Increase in accounts payable and payable to limited partners	2,116	1,726

Net cash provided by operating activities	220,640	217,516
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(215,846)	(220,817)

Net increase (decrease) in cash	4,794	(3,301)
Beginning cash balance	127,447	117,957

Ending cash balance	$132,241	$114,656

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2004

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2003 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2004, the results of operations for the three and six month periods ended June 30, 2004 and 2003 and cash flows for the six month periods ended June 30, 2004 and 2003 have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented which amounted to 165,375 in the periods presented.

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

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED

JUNE 30, 2004

NOTE 3 — LEASING ACTIVITIES — continued

For the three months ended June 30, 2004, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $539,367 and unaudited net income of $41,317 as compared to $484,295 and $39,450, respectively, for the corresponding period in 2003. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest. For the three months ended June 30, 2004, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $372,948 as compared with $320,916 during the same period in 2003.

For the six months ended June 30, 2004, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,051,635 and unaudited net income of $79,898 as compared to $932,505 and $64,392 respectively, for the corresponding period in 2003. For the six months ended June 30, 2004, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $708,266 as compared with $620,941 during the same period in 2003.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from the Del Taco, Inc. consists primarily of rent accrued for the month of June. The June rent was collected in July 2004.

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

NOTE 5 — DISTRIBUTIONS

On July 21, 2004, a distribution to the limited partners of $93,236 or approximately $.56 per limited partnership unit, was approved. Such distribution was paid July 28, 2004. The General Partner also received a distribution of $942 with respect to its 1% partnership interest. Total cash distributions made in January and April 2004 were $90,757 and $125,089, respectively.

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

The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Orangethorpe Ave., Placentia, CA	$41,475	$38,601	$81,900	$74,674
Lakeshore Drive, Lake Elsinore, CA	44,754	38,510	84,992	74,513
Highland Ave., San Bernardino, CA	23,249	19,514	44,296	37,227

Total	$109,478	$96,625	$211,188	$186,414

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants plus supplemental rent as required by the Partnership agreement. The Partnership earned rental revenue of $109,478 during the three month period ended June 30, 2004, which represents an increase of $12,853 from the corresponding period in 2003. The Partnership earned rental revenue of $211,188 during the six month period ended June 30, 2004, which represents an increase of $24,774 from the corresponding period in 2003. The changes in rental revenue between 2004 and 2003 are directly attributable to changes in sales levels at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

     The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Accounting fees	39.97%	50.50%	73.58%	73.88%
Distribution of information to Limited Partners	60.03%	49.50%	26.42%	26.12%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended June 30, 2004 decreased from the corresponding period in the previous year due to costs incurred in changing auditors in 2003. General and administrative costs for the six month period ended June 30, 2004 decreased from the corresponding period in the previous year due to costs incurred in changing auditors in 2003, partially offset by increased costs for audit, accounting fees and printing costs.

For the three month period ended June 30, 2004, net income increased by $16,534 from 2003 to 2004 due to the increase in revenues of $12,853, the increase in interest and other income of $86 and the $3,595 decrease in general and administrative expenses. For the six month period ended June 30, 2004, net income increased by $25,765 from 2003 to 2004 due to an increase in revenues of $24,774, the increase in interest and other income of $67 and the decrease in general and administrative expenses of $924.

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company believes it has no variable interest entities to which FIN 46R applies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2003 Form 10-K.

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

DEL TACO INCOME PROPERTIES IV
(a California limited partnership)
Registrant

Del Taco, Inc.
General Partner

Date:	August 13, 2004	/s/ Robert J. Terrano

Robert J. Terrano
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibit 31.1 Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002