Form 10-Q
period 2004-09-30
DEL TACO INCOME PROPERTIES IV
filed 2004-11-12
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

INDEX

DEL TACO INCOME PROPERTIES IV

DEL TACO INCOME PROPERTIES IV

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash	$149,826	$127,447
Receivable from Del Taco, Inc.	36,173	85,847
Deposits	400	474

Total current assets	186,399	213,768

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,291,415	1,249,964

	1,719,934	1,761,385

	$1,906,333	$1,975,153

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$34,200	$31,690
Accounts payable	9,715	3,035

Total current liabilities	43,915	34,725

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at September 30, 2004 and December 31, 2003	1,738,354	1,815,584
General partner-Del Taco, Inc.	(13,889)	(13,109)

	1,724,465	1,802,475

	$1,906,333	$1,975,153

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
RENTAL REVENUES	$112,574	$99,812	$323,762	$286,226

EXPENSES:
General and administrative	9,441	10,109	51,842	53,434
Depreciation	13,817	13,817	41,451	41,451

	23,258	23,926	93,293	94,885

Operating income	89,316	75,886	230,469	191,341
OTHER INCOME:
Interest	294	226	994	1,009
Other	125	325	550	600

Net income	$89,735	$76,437	$232,013	$192,950

Net income per limited partnership unit (note 2)	$0.54	$0.46	$1.39	$1.16

Number of units used in computing per unit amounts	165,375	165,375	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$232,013	$192,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,451	41,451
Changes in operating assets and liabilities:
Decrease in receivable from Del Taco, Inc.	49,674	72,247
Decrease (increase) in deposits	74	(20)
Increase in accounts payable and payable to limited partners	9,190	563

Net cash provided by operating activities	332,402	307,191
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(310,023)	(300,711)

Net increase in cash	22,379	6,480
Beginning cash balance	127,447	117,957

Ending cash balance	$149,826	$124,437

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2003 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2004, the results of operations for the three and nine month periods ended September 30, 2004 and 2003 and cash flows for the nine month periods ended September 30, 2004 and 2003 have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED

SEPTEMBER 30, 2004

(Unaudited)

NOTE 3 — LEASING ACTIVITIES — continued

For the three months ended September 30, 2004, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $561,609 and unaudited net income of $48,420 as compared to $497,422 and $34,952, respectively, for the corresponding period in 2003. Net income by restaurant includes corporate charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest. For the three months ended September 30, 2004, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $376,509 as compared with $333,846 during the same period in 2003.

For the nine months ended September 30, 2004, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,613,244 and unaudited net income of $128,318 as compared to $1,430,427 and $99,344 respectively, for the corresponding period in 2003. For the nine months ended September 30, 2004, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $1,084,775 as compared with $954,787 during the same period in 2003.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from Del Taco, Inc. consists primarily of rent accrued for the month of September. The September rent was collected in October 2004.

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

NOTE 5 — DISTRIBUTIONS

On October 26, 2004, a distribution to the limited partners of $109,519 or approximately $.66 per limited partnership unit, was approved. Such distribution was paid October 28, 2004. The General Partner also received a distribution of $1,106 with respect to its 1% partnership interest. Total cash distributions made in January, April and July 2004 were $90,757, $125,089 and $94,177, respectively.

NOTE 6 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks to limited partners that have remained outstanding for 6 months or longer.

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

The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Orangethorpe Ave., Placentia, CA	$43,192	$39,606	$125,092	$114,280
Lakeshore Drive, Lake Elsinore, CA	45,181	40,061	130,173	114,574
Highland Ave., San Bernardino, CA	24,201	20,145	68,497	57,372

Total	$112,574	$99,812	$323,762	$286,226

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants plus supplemental rent as required by the Partnership agreement. The Partnership earned rental revenue of $112,574 during the three month period ended September 30, 2004, which represents an increase of $12,762 from the corresponding period in 2003. The Partnership earned rental revenue of $323,762 during the nine month period ended September 30, 2004, which represents an increase of $37,536 from the corresponding period in 2003. The changes in rental revenue between 2004 and 2003 are directly attributable to changes in sales levels at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Accounting fees	38.19%	33.21%	67.14%	66.19%
Distribution of information to Limited Partners	61.81%	66.79%	32.86%	33.81%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended September 30, 2004 decreased from the corresponding period in the previous year due to decreased printing costs. General and administrative costs for the nine month period ended September 30, 2004 decreased from the corresponding period in the previous year due to decreased accounting and printing costs.

For the three month period ended September 30, 2004, net income increased by $13,298 from 2003 to 2004 due to the increase in revenues of $12,762, the decrease in interest and other income of $132 and the $668 decrease in general and administrative expenses. For the nine month period ended September 30, 2004, net income increased by $39,063 from 2003 to 2004 due to an increase in revenues of $37,536, the decrease in interest and other income of $65 and the decrease in general and administrative expenses of $1,592.

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

DEL TACO INCOME PROPERTIES IV (a California limited partnership) Registrant

Del Taco, Inc. General Partner

Date:	November 12, 2004	/s/ Robert J. Terrano

Robert J. Terrano Executive Vice President, Chief Financial Officer

Exhibit Index

Exhibit 31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002