Form 10-K
period 2004-12-31
DEL TACO INCOME PROPERTIES IV
filed 2005-03-28
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed three Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 32 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants plus supplemental rent as required by the partnership agreement. As of December 31, 2004, the Partnership had a total of three properties leased to Del Taco (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).

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

Item 4. Submissions of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Partnership’s Common Equity and Related Security Holder Matters

The Partnership sold 165,415 ($4,135,375) limited partnership units during the public offering period ended June 3, 1988 and currently has 304 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 7 to the Notes to the Financial Statements contained under Item 8.

Item 6. Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
Rental revenues	$439,657	$439,657	$432,629	$434,848	$417,251
General and administrative expense	60,837	62,441	45,707	43,193	42,205
Depreciation expense	55,268	55,268	55,268	55,268	59,485
Interest and other income	1,955	1,858	3,127	4,241	4,545
Net income	325,507	323,806	334,781	340,628	320,106
Net income per limited partnership unit	1.95	1.94	2.00	2.04	1.92
Cash distributions per limited partnership unit	2.52	2.34	2.35	2.32	2.29
Total assets	1,892,767	1,975,153	2,039,717	2,101,201	2,144,413
Long-term obligations	137,953	137,953	137,953	137,953	137,953

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

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

The following table sets forth rental revenues earned by restaurant for the year:

	Year Ended December 31,
	2004	2003	2002
Orangethorpe Ave., Placentia, CA	$169,881	$175,288	$171,135
Lakeshore Drive, Lake Elsinore, CA	176,599	174,899	173,201
Highland Ave., San Bernardino, CA	93,177	89,470	88,293

Total	$439,657	$439,657	$432,629

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants plus supplemental rent as required by the partnership agreement. The Partnership earned rental revenues of $439,657 during the year ended December 31, 2004, which is the same amount as 2003. The Partnership earned rental revenues of $439,657 during the year ended December 31, 2003, which represented an increase of $7,028 from 2002. The increase in rental revenues was caused primarily by an increase in sales at the restaurants under lease. Supplemental rent was $9,679, $50,599 and $73,552 for the years ended December 31, 2004, 2003 and 2002, respectively. Supplemental rent is calculated on an annual basis and recorded in the fourth quarter since the amount of supplemental rent, if any, is contingent upon the amount of annual gross sales and pretax profits of the restaurants which are not known until the end of the year. The amount of supplemental rent, if any, is the lesser of (a) the supplemental rental rate of 14.6 percent times the aggregate property costs of $3,011,349, less 12 percent of gross sales of the restaurants, or (b) 50 percent of the aggregate pretax profit, less general and administrative expenses (as defined) and 50 percent of the franchise royalties paid (as defined). To the extent 12 percent of gross sales of the restaurants exceeds the supplemental rent rate the supplemental rent would be zero.

The following table breaks down general and administrative expenses by type of expense:

Percentage of Total General & Administrative Expense

	Year Ended December 31,
	2004	2003	2002
Accounting fees	59.98%	57.29%	65.32%
Distribution of information to limited partners	38.62	41.30	32.93
Other	1.40	1.41	1.75

	100.00%	100.00%	100.00%

General and administrative costs decreased by $1,604 from 2003 to 2004. The decrease was caused primarily by decreased costs for income tax preparation and printing and mailing costs, partially offset with increased costs for the annual audit.

General and administrative costs increased by $16,734 from 2002 to 2003. The increase was caused primarily by increased costs for income tax preparation, annual audit fees, accounting services and printing and mailing costs, as well as additional incremental costs incurred to change auditors and maintain regulatory compliance standards required of public registrants.

Depreciation expense was the same in 2004, 2003 and 2002.

Net income increased by $1,701 from 2003 to 2004 due to the decrease in general and administrative expenses of $1,604 and the increase in other income of $97.

Net income decreased by $10,975 from 2002 to 2003 due to the increase in general and administrative expenses of $16,734, the decrease in other income of $1,269, offset by the increase in revenues of $7,028.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8. Financial Statements

PART I. INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Del Taco Income Properties IV:

We have audited the accompanying balance sheets of Del Taco Income Properties IV (a California Limited Partnership) as of December 31, 2004 and 2003, and the related statements of income, partners’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the 2004 and 2003 information in the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Income Properties IV as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2004 and 2003 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Costa Mesa, California
March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Del Taco Income Properties IV:

In our opinion, the statements of income, partners’ equity, and cash flows for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of Del Taco Income Properties IV (A California Limited Partnership) for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Orange County, California
January 22, 2003

DEL TACO INCOME PROPERTIES IV

BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash	$140,285	$127,447
Receivable from Del Taco, Inc.	45,765	85,847
Deposits	600	474

Total current assets	186,650	213,768

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,305,232	1,249,964

	1,706,117	1,761,385

	$1,892,767	$1,975,153

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$36,913	$31,690
Accounts payable	10,567	3,035

Total current liabilities	47,480	34,725

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY
Limited partners	1,721,394	1,815,584
General partner-Del Taco, Inc.	(14,060)	(13,109)

	1,707,334	1,802,475

	$1,892,767	$1,975,153

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002
RENTAL REVENUES	$439,657	$439,657	$432,629

EXPENSES:
General and administrative	60,837	62,441	45,707
Depreciation	55,268	55,268	55,268

Operating income	323,552	321,948	331,654
OTHER INCOME
Interest	1,380	1,258	1,702
Other	575	600	1,425

Net income	$325,507	$323,806	$334,781

Net income per limited partnership unit	$1.95	$1.94	$2.00

Number of units used in computing per unit amounts	165,375	165,375	165,375

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF PARTNERS’ EQUITY

Years ended December 31, 2004, 2003 and 2002

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2001	165,375	$1,937,985	$(11,873)	$1,926,112
Net income	—	331,433	3,348	334,781
Cash distributions	—	(387,808)	(3,917)	(391,725)

Balance, December 31, 2002	165,375	$1,881,610	$(12,442)	$1,869,168
Net income	—	320,568	3,238	323,806
Cash distributions	—	(386,594)	(3,905)	(390,499)

Balance, December 31, 2003	165,375	1,815,584	(13,109)	1,802,475
Net income	—	322,252	3,255	325,507
Cash distributions	—	(416,442)	(4,206)	(420,648)

Balance, December 31, 2004	165,375	$1,721,394	$(14,060)	$1,707,334

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$325,507	$323,806	$334,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,268	55,268	55,268
Changes in operating assets and liabilities:
Decrease in receivable from Del Taco, Inc.	40,082	18,750	6,838
(Increase) decrease in deposits	(126)	36	(110)
Increase in payable to limited partners	5,223	2,603	1,145
Increase (decrease) in accounts payable	7,532	(474)	(5,685)

Net cash provided by operating activities	433,486	399,989	392,237
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(420,648)	(390,499)	(391,725)

Net increase in cash	12,838	9,490	512
Beginning cash balance	127,447	117,957	117,445

Ending cash balance	$140,285	$127,447	$117,957

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

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS — CONTINUED

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

Net Income Per Limited Partnership Unit: Net income per limited partnership unit is based upon the limited partners 99 percent share of net income divided by the weighted average number of units outstanding during the period which amounted to 165,375 for all years presented.

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

Revenue Recognition: Revenue is recognized based on 12 percent of gross sales of the restaurants which is recorded at the point of sale. Supplemental rent is calculated on an annual basis and recorded in the fourth quarter since the amount of supplemental rent, if any, is contingent upon the amount of annual gross sales and pretax profits of the restaurants which are not known until the end of the year. The amount of supplemental rent, if any, is the lesser of (a) the supplemental rental rate of 14.6 percent times the aggregate property costs of $3,011,349, less 12 percent of gross sales of the restaurants, or (b) 50 percent of the aggregate pretax profit, less general and administrative expenses (as defined) and 50 percent of the franchise royalties paid (as defined). To the extent 12 percent of gross sales of the restaurants exceeds the supplemental rent rate the supplemental rent would be zero.

Concentration of Risk: The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2004. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

NOTE 3 — OBLIGATION TO GENERAL PARTNER

Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of the gross proceeds of the offering. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. One percent of the gross proceeds of the offering has been paid to the General Partner. The remaining four percent of this fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the Partnership to accrue the site selection and development fee as an obligation to the General Partner. No fees were earned for such services during 2004, 2003 and 2002.

NOTE 4 — LEASING ACTIVITIES

The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. Supplemental rent (as defined in the partnership agreement) may be earned if certain criteria are met. Supplemental rent was $9,679, $50,599 and $73,552 for the years ended December 31, 2004, 2003 and 2002, respectively. There is no minimum rental under any of the leases. The Partnership had a total of three properties leased to Del Taco as of December 31, 2004, 2003 and 2002 (Del Taco, in turn, has subleased one of the restaurants to a Del Taco franchisee for each of the three years ended December 31, 2004).

The two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,143,884, $1,952,440 and $1,794,350 and unaudited net income of $185,915, $153,412 and $110,274 for the years ended December 31, 2004, 2003 and 2002, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $1,439,262, $1,289,707 and $1,197,960 for the years ended December 31, 2004, 2003 and 2002, respectively.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS — CONTINUED

NOTE 5 — RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 2004 as well as supplemental rent. These amounts were collected in January 2005.

The General Partner received $4,206 in distributions relating to its one percent interest in the Partnership for the year ended December 31, 2004.

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

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2004	2003	2002
Net income per financial statements	$325,507	$323,806	$334,781
Excess book depreciation	14,915	14,915	14,916

Taxable income	$340,422	$338,721	$349,697

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2004, is as follows (unaudited):

Partners’ equity per financial statements	$1,707,334
Issue costs of limited partnership units capitalized for tax purposes	579,259
Excess book depreciation	214,922

Partners’ equity for tax purposes	$2,501,515

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS — CONTINUED

NOTE 7 — CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2004 were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2001	$0.51	165,375	165,375
March 31, 2002	0.85	165,375	165,375
June 30, 2002	0.47	165,375	165,375
September 30, 2002	0.52	165,375	165,375

Total paid in 2002	$2.35

December 31, 2002	$0.50	165,375	165,375
March 31, 2003	0.82	165,375	165,375
June 30, 2003	0.48	165,375	165,375
September 30, 2003	0.54	165,375	165,375

Total paid in 2003	$2.34

December 31, 2003	$0.54	165,375	165,375
March 31, 2004	0.75	165,375	165,375
June 30, 2004	0.56	165,375	165,375
September 30, 2004	0.67	165,375	165,375

Total paid in 2004	$2.52

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 2004 amounted to $.59 per limited partnership unit and were paid in January 2005.

NOTE 8 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2004:
Rental revenues	$101,710	$109,478	$112,574	$115,895
Net income	55,569	86,709	89,735	93,494
Net income per limited partnership unit	0.33	0.52	0.54	0.56
Year ended December 31, 2003:
Rental revenues	$89,788	$96,625	$99,812	$153,432
Net income	46,388	70,175	76,437	130,806
Net income per limited partnership unit	0.28	0.42	0.46	0.78

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures:

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

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Partnership’s General Partner

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:

Name	Title	Age
Kevin K. Moriarty	Director, Chairman and Chief Executive Officer	58
C. Ronald Petty	President	60
Robert J. Terrano	Executive Vice President and Chief Financial Officer	49
James D. Stoops	Executive Vice President, Operations	52
Janet D. Erickson	Executive Vice President, Purchasing	48
Shirlene Lopez	Executive Vice President, Operations Services	40
Michael L. Annis	Vice President, Secretary and General Counsel	58

The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2005.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships and Related Transactions

(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2004, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $3,255 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $4,206 in distributions relating to its one percent interest in the Partnership.

(b)	During 2004, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the Partnership at any time during 2004 for any amount in excess of $86,000.

(d)	Not applicable.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by KPMG LLP and PricewaterhouseCoopers for the audit of the Company’s annual financial statements and other services for 2004 and 2003, respectively.

	2004	2003
Audit Fees	$13,425	$10,625
Audit-Related Fees	0	0
Tax Fees	11,187	13,000
All Other Fees	0	0

Total	$24,612	$21,375

The General Partner has considered whether the independent auditors provision of tax services to the Company is compatible with the auditor’s independence. Additionally, the General Partner approves all the audit and non-audit services, and related fees, provided to the Partnership by the independent auditors prior to the services being rendered.

\

PART IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm Balance Sheets Statements of Income Statements of Partners’ Equity Statements of Cash Flows Notes to Financial Statements

(a)(2)	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule – Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8K

No reports on Form 8-K were filed during the last quarter of 2004.

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

Report of Independent Registered Public Accounting Firm
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

/s/ PricewaterhouseCoopers LLP

Orange County, California
January 22, 2003

DEL TACO INCOME PROPERTIES IV — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004

					Gross amount at
		Initial cost		Cost capitalized	which carried at
		to company		subsequent to	close of period				Life on which
		Land	Building &	acquisition	Land, buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed
Placentia, CA	$—	$465,933	$485,961	$—	$951,894	$309,098	1988	1988	20 (LI), 35 (BI)
Lake Elsinore, CA	—	449,058	468,361	—	917,419	297,905	1989	1989	20 (LI), 35 (BI)
San Bernardino, CA	—	321,709	335,538	—	657,247	213,410	1989	1989	20 (LI), 35 (BI)

	$—	$1,236,700	$1,289,860	$—	$2,526,560	$820,413

						Accumulated
					Restaurants	Depreciation

Balances at December 31, 2001:					$2,526,560	$654,609
Additions					—	55,268
Retirements					—	—

Balances at December 31, 2002:					2,526,560	709,877
Additions					—	55,268
Retirements					—	—

Balances at December 31, 2003:					2,526,560	765,145
Additions					—	55,268
Retirements					—	—

Balances at December 31, 2004:					$2,526,560	$820,413

The aggregate cost basis of Del Taco Income Properties IV real estate assets for Federal income tax purposes was $1,961,422 at December 31, 2004.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV

a California limited partnership

Del Taco, Inc. General Partner

Date March 25, 2005	Kevin K. Moriarty

Kevin K. Moriarty
Director, Chairman and Chief
Executive Officer

Date March 25, 2005	Michael L. Annis

Michael L. Annis
Vice President, Secretary and
General Counsel

Date March 25, 2005	Robert J. Terrano

Robert J. Terrano
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Income Properties IV filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.
2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Income Properties IV.
3.	Incorporated herein by reference, Form of Standard Lease to be entered into by Partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.
31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002