Form 10-Q
period 2005-03-31
DEL TACO INCOME PROPERTIES IV
filed 2005-05-16
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

INDEX

DEL TACO INCOME PROPERTIES IV

DEL TACO INCOME PROPERTIES IV

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash	$147,091	$140,285
Receivable from Del Taco, Inc.	39,654	45,765
Deposits	534	600

Total current assets	187,279	186,650

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,319,049	1,305,232

	1,692,300	1,706,117

	$1,879,579	$1,892,767

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$36,789	$36,913
Accounts payable	35,786	10,567

Total current liabilities	72,575	47,480

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at March 31, 2005 and December 31, 2004	1,683,494	1,721,394
General partner-Del Taco, Inc.	(14,443)	(14,060)

	1,669,051	1,707,334

	$1,879,579	$1,892,767

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
RENTAL REVENUES	$107,923	$101,710

EXPENSES:
General and administrative	34,705	32,913
Depreciation	13,817	13,817

	48,522	46,730

Operating income	59,401	54,980

OTHER INCOME:
Interest	463	364
Other	225	225

Net income	$60,089	$55,569

Net income per limited partnership unit	$0.36	$0.33

Number of units used in computing per unit amounts	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$60,089	$55,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,817	13,817
Changes in operating assets and liabilities:
Decrease in receivable from Del Taco, Inc.	6,111	49,794
Decrease in deposits	66	54
Increase in accounts payable and payable to limited partners	25,095	30,681

Net cash provided by operating activities	105,178	149,915

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(98,372)	(90,757)

Net increase in cash	6,806	59,158

Beginning cash balance	140,285	127,447

Ending cash balance	$147,091	$186,605

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2004 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2005, the results of operations and cash flows for the three month periods ended March 31, 2005 and 2004 have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the limited partners 99 percent share of net income divided by the weighted average number of units outstanding during the periods presented which amounted to 165,375 in 2005 and 2004.

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

MARCH 31, 2005

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

For the three months ended March 31, 2005, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $539,459 and net income of $44,166 as compared to $512,268 and $38,581, respectively, for the corresponding period in 2004. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended March 31, 2005, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $359,901 as compared with $335,317 during the same period in 2004.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of March. The March rent receivable was collected in April 2005.

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

NOTE 5 — DISTRIBUTIONS

On April 20, 2005, a distribution to the limited partners of $104,249, or approximately $.63 per limited partnership unit, was approved. Such distribution was paid April 29, 2005. The General Partner also received a distribution of $1,053 with respect to its 1% partnership interest. Total cash distributions paid in January 2005 were $98,372.

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

The increase in accounts payable from December 31, 2004 is a seasonal increase due to the timing of certain accounting, audit and tax services.

Results of Operations

The Partnership owns three properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).

The following table sets forth rental revenue earned by restaurant:

	Three Months Ended
	March 31,
	2005	2004
Orangethorpe Ave., Placentia, CA	$41,737	$40,425

Lakeshore Drive, Lake Elsinore, CA	43,188	40,238

Highland Ave., San Bernardino, CA	22,998	21,047

Total	$107,923	$101,710

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $107,923 during the three month period ended March 31, 2005, which represents an increase of $6,213 from 2004. The change in rental revenues between 2004 and 2005 is directly attributable to increases in sales at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended
	March 31,
	2005	2004
Accounting fees	76.15%	79.76%
Distribution of information to limited partners	23.85	20.24

	100.00%	100.00%

General and administrative costs increased from 2004 to 2005 primarily due to increased costs for software licensing fees which slightly increased the percentage of general and administrative expense related to distribution of information to limited partners as shown in the table above.

For the three months ended March 31, 2005, net income increased by $4,520 from 2004 to 2005 due to the increases in revenues of $6,213 and interest income of $99 which was partially offset by the $1,792 increase in expenses.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2004 Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

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

DEL TACO INCOME PROPERTIES IV
(a California limited partnership)
Registrant

Del Taco, Inc.
General Partner

Date: May 13, 2005	/s/ Robert J. Terrano

Robert J. Terrano
Executive Vice President,
Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description
31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002