Form 10-Q
period 2005-06-30
DEL TACO INCOME PROPERTIES IV
filed 2005-08-15
CIK 812630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005.
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

INDEX
DEL TACO INCOME PROPERTIES IV

DEL TACO INCOME PROPERTIES IV
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash	$123,904	$140,285
Receivable from Del Taco, Inc.	38,710	45,765
Deposits	467	600

Total current assets	163,081	186,650

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,332,866	1,305,232

	1,678,483	1,706,117

	$1,841,564	$1,892,767

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$37,425	$36,913
Accounts payable	8,708	10,567

Total current liabilities	46,133	47,480

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at June 30, 2005 and December 31, 2004	1,672,037	1,721,394
General partner-Del Taco, Inc.	(14,559)	(14,060)

	1,657,478	1,707,334

	$1,841,564	$1,892,767

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
RENTAL REVENUES	$116,001	$109,478	$223,924	$211,188

EXPENSES:
General and administrative	9,004	9,488	43,709	42,401
Depreciation	13,817	13,817	27,634	27,634

	22,821	23,305	71,343	70,035

Operating income	93,180	86,173	152,581	141,153

OTHER INCOME:
Interest	498	336	961	700
Other	50	200	275	425

Net income	$93,728	$86,709	$153,817	$142,278

Net income per limited partnership unit (note 2)	$0.56	$0.52	$0.92	$0.85

Number of units used in computing per unit amounts	165,375	165,375	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$153,817	$142,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,634	27,634
Changes in operating assets and liabilities:
Decrease in receivable from Del Taco, Inc.	7,055	48,538
Decrease in deposits	133	74
(Decrease) increase in accounts payable and payable to limited partners	(1,347)	2,116

Net cash provided by operating activities	187,292	220,640

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(203,673)	(215,846)

Net (decrease) increase in cash	(16,381)	4,794

Beginning cash balance	140,285	127,447

Ending cash balance	$123,904	$132,241

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2004 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2005, the results of operations for the three and six month periods ended June 30, 2005 and 2004 and cash flows for the six month periods ended June 30, 2005 and 2004 have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
JUNE 30, 2005
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended June 30, 2005, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $572,983 and unaudited net income of $57,227 as compared to $539,367 and $41,317, respectively, for the corresponding period in 2004. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest. For the three months ended June 30, 2005, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $393,693 as compared with $372,948 during the same period in 2004.
For the six months ended June 30, 2005, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,112,442 and unaudited net income of $101,393 as compared to $1,051,635 and $79,898 respectively, for the corresponding period in 2004. For the six months ended June 30, 2005, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $753,594 as compared with $708,266 during the same period in 2004.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from the Del Taco, Inc. consists primarily of rent accrued for the month of June. The June rent was collected in July 2005.
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
NOTE 5 — DISTRIBUTIONS
On July 19, 2005, a distribution to the limited partners of $81,294 or approximately $.49 per limited partnership unit, was approved. Such distribution was paid July 29, 2005. The General Partner also received a distribution of $821 with respect to its 1% partnership interest. Total cash distributions made in January and April 2005 were $98,372 and $105,301, respectively.

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
The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Orangethorpe Ave., Placentia, CA	$44,552	$41,475	$86,289	$81,900

Lakeshore Drive, Lake Elsinore, CA	47,243	44,754	90,431	84,992

Highland Ave., San Bernardino, CA	24,206	23,249	47,204	44,296

Total	$116,001	$109,478	$223,924	$211,188

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants plus supplemental rent as required by the Partnership agreement. The Partnership earned rental revenue of $116,001 during the three month period ended June 30, 2005, which represents an increase of $6,523 from the corresponding period in 2004. The Partnership earned rental revenue of $223,924 during the six month period ended June 30, 2005, which represents an increase of $12,736 from the corresponding period in 2004. The changes in rental revenue between 2005 and 2004 are directly attributable to changes in sales levels at the restaurants under lease.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Accounting fees	55.20%	39.97%	77.13%	73.58%
Distribution of information to Limited Partners	44.80%	60.03%	22.87%	26.42%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended June 30, 2005 decreased from the corresponding period in the previous year due to decreased printing and distribution of information costs, partially offset by increased accounting and audit costs which increased the percentage of general and administrative expense related to accounting fees and lowered the percent related to distribution of information to limited partners. General and administrative costs for the six month period ended June 30, 2005 increased from the corresponding period in the previous year due to increased audit, accounting and software licensing costs, partially offset by decreased costs for printing and distribution of information which increased the percentage of general and administrative expense related to accounting fees and lowered the percent related to distribution of information to limited partners.
For the three month period ended June 30, 2005, net income increased by $7,019 from 2004 to 2005 due to the increase in revenues of $6,523, the increase in interest and other income of $12 and the $484 decrease in general and administrative expenses. For the six month period ended June 30, 2005, net income increased by $11,539 from 2004 to 2005 due to an increase in revenues of $12,736, the increase in interest and other income of $111, partially offset by the increase in general and administrative expenses of $1,308.
Recent Accounting Pronouncements
None.

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

DEL TACO INCOME PROPERTIES IV
(a California limited partnership)
Registrant

Del Taco, Inc. General Partner

Date: August 15, 2005	/s/ Robert J. Terrano

Robert J. Terrano
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX
Exhibits	Description

31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002