Form 10-Q
period 2005-09-30
DEL TACO INCOME PROPERTIES IV
filed 2005-11-14
CIK 812630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

INDEX
DEL TACO INCOME PROPERTIES IV

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO INCOME PROPERTIES IV
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$147,803	$140,285
Receivable from Del Taco, Inc.	38,244	45,765
Deposits	400	600

Total current assets	186,447	186,650

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,346,683	1,305,232

	1,664,666	1,706,117

	$1,851,113	$1,892,767

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$37,123	$36,913
Accounts payable	6,322	10,567

Total current liabilities	43,445	47,480

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at September 30, 2005 and December 31, 2004	1,684,151	1,721,394
General partner-Del Taco, Inc.	(14,436)	(14,060)

	1,669,715	1,707,334

	$1,851,113	$1,892,767

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
RENTAL REVENUES	$117,490	$112,574	$341,415	$323,762

EXPENSES:
General and administrative	9,814	9,441	53,524	51,842
Depreciation	13,817	13,817	41,451	41,451

	23,631	23,258	94,975	93,293

Operating income	93,859	89,316	246,440	230,469

OTHER INCOME:
Interest	419	294	1,380	994
Other	75	125	350	550

Net income	$94,353	$89,735	$248,170	$232,013

Net income per limited partnership unit (note 2)	$0.56	$0.54	$1.49	$1.39

Number of units used in computing per unit amounts	165,375	165,375	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$248,170	$232,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,451	41,451
Changes in operating assets and liabilities:
Decrease in receivable from Del Taco, Inc.	7,521	49,674
Decrease in deposits	200	74
(Decrease) increase in accounts payable and payable to limited partners	(4,035)	9,190

Net cash provided by operating activities	293,307	332,402

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(285,789)	(310,023)

Net increase in cash	7,518	22,379

Beginning cash balance	140,285	127,447

Ending cash balance	$147,803	$149,826

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2004 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2005, the results of operations for the three and nine month periods ended September 30, 2005 and 2004 and cash flows for the nine month periods ended September 30, 2005 and 2004 have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
NOTE 2 — ALLOCATION OF NET INCOME OR LOSS PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 165,375 units.
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
NOTE 3 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. Supplemental rent is calculated on an annual basis and recorded in the fourth quarter since the amount of supplemental rent, if any, is contingent upon the amount of annual gross sales and pretax profits of the restaurants which are not known until the end of the year. The leases terminate in the years 2023 to 2024. There is no minimum rental payments required under any of the leases.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2005
(Unaudited)
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended September 30, 2005, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $581,947 and unaudited net income of $52,512 as compared to $561,609 and $48,420, respectively, for the corresponding period in 2004. Net income by restaurant includes corporate charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest. For the three months ended September 30, 2005, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $397,142 as compared with $376,509 during the same period in 2004.
For the nine months ended September 30, 2005, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,694,389 and unaudited net income of $153,905 as compared to $1,613,244 and $128,318 respectively, for the corresponding period in 2004. For the nine months ended September 30, 2005, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $1,150,736 as compared with $1,084,775 during the same period in 2004.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco, Inc. consists primarily of rent accrued for the month of September. The September rent was collected in October 2005.
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
NOTE 5 — DISTRIBUTIONS
On October 20, 2005, a distribution to the limited partners of $104,623 or approximately $.63 per limited partnership unit, was approved. Such distribution was paid October 25, 2005. The General Partner also received a distribution of $1,057 with respect to its 1% partnership interest. Total cash distributions made in January, April and July 2005 were $98,372, $105,302 and $82,115, respectively.
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.

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
The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Orangethorpe Ave., Placentia, CA	$45,360	$43,192	$131,649	$125,092

Lakeshore Drive, Lake Elsinore, CA	47,657	45,181	138,088	130,173

Highland Ave., San Bernardino, CA	24,473	24,201	71,678	68,497

Total	$117,490	$112,574	$341,415	$323,762

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants plus supplemental rent as required by the Partnership agreement. The Partnership earned rental revenue of $117,491 during the three month period ended September 30, 2005, which represents an increase of $4,917 from the corresponding period in 2004. The Partnership earned rental revenue of $341,415 during the nine month period ended September 30, 2005, which represents an increase of $17,653 from the corresponding period in 2004. The changes in rental revenue between 2005 and 2004 are directly attributable to changes in sales levels at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

		Percent of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Accounting fees	53.70%	38.19%	72.83%	67.14%
Distribution of information to Limited Partners	46.30%	61.81%	27.17%	32.86%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended September 30, 2005 were essentially the same as the corresponding period in the previous year. General and administrative costs for the nine month period ended September 30, 2005 increased from the corresponding period in the previous year due to increased audit and accounting costs, partially offset by decreased printing costs.
For the three month period ended September 30, 2005, net income increased by $4,618 from 2004 to 2005 due to the increase in revenues of $4,916, the increase in interest and other income of $75, partially offset by the $373 increase in general and administrative expenses. For the nine month period ended September 30, 2005, net income increased by $16,157 from 2004 to 2005 due to an increase in revenues of $17,653, the increase in interest and other income of $186, partially offset by the increase in general and administrative expenses of $1,682.
Recent Accounting Pronouncements
None.
Off-Balance Sheet Arrangements
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

DEL TACO INCOME PROPERTIES IV (a California limited partnership) Registrant Del Taco, Inc. General Partner
Date: November 14, 2005	/s/ Robert J. Terrano
Robert J. Terrano
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description
31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002