Form 10-K
period 2005-12-31
DEL TACO INCOME PROPERTIES IV
filed 2006-03-17
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes           No  X

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes           No  X

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X      No

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Form S-11 Registration Statement filed June 5, 1987 are incorporated by reference into Part IV of this report.

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

      Large accelerated filer                   Accelerated filer                   Non-accelerated filer  X

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
The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed three Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 32 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants plus supplemental rent as required by the partnership agreement. As of December 31, 2005, the Partnership had a total of three properties leased to Del Taco (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).
The Partnership has no full time employees. The partnership agreement assigns full authority for general management and supervision of the business affairs of the partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the Partnership. Limited partners have no right to participate in the day to day management or conduct of the Partnership’s business affairs.
Item 2. Properties
The Partnership has acquired three properties with proceeds obtained from the sale of limited partnership units:

Date of Commencement of
Address	City, State	Date of Acquisition	Restaurant Constructed	Operation (1)
Orangethorpe Avenue	Placentia, CA	August 5, 1988	60 seat with drive through service window	March 27, 1989

Lakeshore Drive	Lake Elsinore, CA	February 1, 1989	60 seat with drive through service window	April 18, 1990(2)

Highland Avenue	San Bernardino, CA	December 8, 1989	60 seat with drive through service window	July 13, 1990

(1)	Commencement of operation is the first date Del Taco, as lessee, operated the facility on the site as a Del Taco restaurant.

(2)	The restaurant is subleased to a franchisee of Del Taco and the restaurant operates as a Del Taco restaurant.
See also Schedule III.

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
Item 6. Selected Financial Data
The selected financial data presented as of and for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

		Years Ended December 31,
	2005	2004	2003	2002	2001
Rental revenues	$458,027	$439,657	$439,657	$432,629	$434,848

General and administrative expense	62,255	60,837	62,441	45,707	43,193

Depreciation expense	55,268	55,268	55,268	55,268	55,268

Interest and other income	2,348	1,955	1,858	3,127	4,241

Net income	342,852	325,507	323,806	334,781	340,628

Net income per limited partnership unit	2.05	1.95	1.94	2.00	2.04

Cash distributions per limited partnership unit	2.34	2.52	2.34	2.35	2.32

Total assets	1,840,586	1,892,767	1,975,153	2,039,717	2,101,201

Long-term obligations	137,953	137,953	137,953	137,953	137,953

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
The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership. Therefore, the business of the Partnership is entirely dependent on the success of Del Taco as the operator of the restaurants located at our properties. The success of the restaurants is dependent on a large variety of factors, including, but not limited to, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.
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
The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2005	2004	2003
Orangethorpe Ave., Placentia, CA	$176,686	$169,881	$175,288
Lakeshore Drive, Lake Elsinore, CA	185,435	176,599	174,899
Highland Ave., San Bernardino, CA	95,906	93,177	89,470

Total	$458,027	$439,657	$439,657

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Results of Operations (continued)
The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants plus supplemental rent as required by the partnership agreement. The Partnership earned rental revenues of $458,027 during the year ended December 31, 2005, which represents an increase of $18,370 from 2004. The increase in rental revenues was caused primarily by an increase in sales at the restaurants under lease. The Partnership earned rental revenues of $439,657 during the year ended December 31, 2004, which was the same amount as 2003 due to the supplemental rent rate discussed below. Supplemental rent was $0, $9,679 and $50,599 for the years ended December 31, 2005, 2004 and 2003, respectively. Supplemental rent is calculated on an annual basis and recorded in the fourth quarter since the amount of supplemental rent, if any, is contingent upon the amount of annual gross sales and pretax profits of the restaurants which are not known until the end of the year. The amount of supplemental rent, if any, is the lesser of (a) the supplemental rental rate of 14.6 percent times the aggregate property costs of $3,011,349, less 12 percent of gross sales of the restaurants, or (b) 50 percent of the aggregate pretax profit, less general and administrative expenses (as defined) and 50 percent of the franchise royalties paid (as defined). To the extent 12 percent of gross sales of the restaurants exceeds the supplemental rent rate the supplemental rent would be zero.
The following table breaks down general and administrative expenses by type of expense:
Percentage of Total General and Administrative Expense

	Years Ended December 31,
	2005	2004	2003
Accounting fees	64.47%	59.98%	57.29%
Distribution of information to limited partners	33.94	38.62	41.30
Other	1.59	1.40	1.41

	100.00	100.00	100.00

General and administrative costs increased by $1,418 from 2004 to 2005. The increase was caused primarily by increased costs for annual audit, software licensing and accounting fees, partially offset by decreased costs for printing and mailing.
General and administrative costs decreased by $1,604 from 2003 to 2004. The decrease was caused primarily by decreased costs for income tax preparation and printing and mailing costs, partially offset with increased costs for the annual audit.
Depreciation expense was the same in 2005, 2004, and 2003.
Net income increased by $17,345 from 2004 to 2005 due to the increase in revenues of $18,370 and other income of $393, which was partially offset by the increase in general and administrative expenses of $1,418.
Net income increased by $1,701 from 2003 to 2004 due to the decrease in general and administrative expenses of $1,604 and the increase in other income of $97.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Recent Accounting Pronouncements
None that applies to the Partnership.
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
The Partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards No. (SFAS) 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
None.
Item 8. Financial Statements

PART I. INFORMATION

Report of Independent Registered Public Accounting Firm
To the Partners of
Del Taco Income Properties IV:
We have audited the accompanying balance sheet of Del Taco Income Properties IV (a California Limited Partnership) as of December 31, 2005, and the related statements of income, partners’ equity, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the 2005 information in the accompanying financial statement schedule listed in item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Income Properties IV as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2005 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Squar, Milner, Reehl & Williamson, LLP
Newport Beach, California
February 21, 2006

Report of Independent Registered Public Accounting Firm
To the Partners of
Del Taco Income Properties IV:
We have audited the accompanying balance sheet of Del Taco Income Properties IV (a California Limited Partnership) as of December 31, 2004, and the related statements of income, partners’ equity, and cash flows for each of the years in the two-year period then ended. In connection with our audits of the financial statements, we have also audited the 2004 and 2003 information in the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Income Properties IV as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2004 and 2003 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Costa Mesa, California
March 4, 2005

DEL TACO INCOME PROPERTIES IV
BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash	$150,403	$140,285
Receivable from Del Taco, Inc.	38,934	45,765
Deposits	400	600

Total current assets	189,737	186,650

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,360,500	1,305,232

	1,650,849	1,706,117

	$1,840,586	$1,892,767

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$37,993	$36,913
Accounts payable	5,923	10,567

Total current liabilities	43,916	47,480

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at December 31, 2005 and December 31, 2004	1,673,263	1,721,394
General partner-Del Taco, Inc.	(14,546)	(14,060)

	1,658,717	1,707,334

	$1,840,586	$1,892,767

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV
STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
RENTAL REVENUES	$458,027	$439,657	$439,657

EXPENSES:
General and administrative	62,255	60,837	62,441
Depreciation	55,268	55,268	55,268

	117,523	116,105	117,709

Operating income	340,504	323,552	321,948

OTHER INCOME:
Interest	1,848	1,380	1,258
Other	500	575	600

Net income	$342,852	$325,507	$323,806

Net income per limited partnership unit (note 2)	$2.05	$1.95	$1.94

Number of limited partnership units used in computing per unit amounts	165,375	165,375	165,375

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV
STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2005, 2004, and 2003

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2002	165,375	$1,881,610	$(12,442)	$1,869,168

Net Income	—	320,568	3,238	323,806

Cash Distributions	—	(386,594)	(3,905)	(390,499)

Balance, December 31, 2003	165,375	1,815,584	(13,109)	1,802,475

Net Income	—	322,252	3,255	325,507

Cash Distributions	—	(416,442)	(4,206)	(420,648)

Balance, December 31, 2004	165,375	1,721,394	(14,060)	1,707,334

Net Income	—	339,423	3,429	342,852

Cash Distributions	—	(387,554)	(3,915)	(391,469)

Balance, December 31, 2005	165,375	$1,673,263	$(14,546)	$1,658,717

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$342,852	$325,507	$323,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,268	55,268	55,268
Changes in operating assets and liabilities:
Receivable from Del Taco, Inc.	6,831	40,082	18,750
Deposits	200	(126)	36
Payable to limited partners	1,080	5,223	2,603
Accounts payable	(4,644)	7,532	(474)

Net cash provided by operating activities	401,587	433,486	399,989

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(391,469)	(420,648)	(390,499)

Net increase in cash	10,118	12,838	9,490

Beginning cash balance	140,285	127,447	117,957

Ending cash balance	$150,403	$140,285	$127,447

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
The Partnership has no full time employees (see Note 5). The partnership agreement assigns full authority for general management and supervision of the business affairs of the partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the Partnership. Limited partners have no right to participate in the day to day management or conduct of the Partnership’s business affairs.
Distributions are made to the General and limited partners in accordance with the provisions of the Partnership agreement (see Note 2).
Basis of Accounting: The Partnership utilizes the accrual method of accounting for transactions relating to the business of the Partnership. The summary of significant accounting policies presented below is designed to assist in understanding the Partnership’s financial statements. Such financial statements and accompanying notes are the representations of the Partnership’s management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.
Property and Equipment: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives which are 20 years for land improvements, 35 years for buildings and improvements, and 10 years for machinery and equipment.
The Partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards No. (SFAS) 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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
Net Income Per Limited Partnership Unit: Net income per limited partnership unit is based upon the limited partners 99 percent share of net income divided by the weighted average number of units outstanding during the period which amounted to 165,375 units for all years presented.
Use of Estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Revenue Recognition: Rental revenue is recognized based on 12 percent of gross sales of the restaurants for the corresponding period, and is earned at the point of sale. Supplemental rent is calculated on an annual basis and recorded in the fourth quarter since the amount of supplemental rent, if any, is contingent upon the amount of annual gross sales and pretax profits of the restaurants which are not known until the end of the year. The amount of supplemental rent, if any, is the lesser of (a) the supplemental rental rate of 14.6 percent times the aggregate property costs of $3,011,349, less 12 percent of gross sales of the restaurants, or (b) 50 percent of the aggregate pretax profit, less general and administrative expenses (as defined) and 50 percent of the franchise royalties paid (as defined). To the extent 12 percent of gross sales of the restaurants exceeds the supplemental rent rate the supplemental rent would be zero.
Concentration of Risk: The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2005. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. At December 31, 2005 and 2004 the Partnership had approximately $164,000 and $143,000, respectively, on deposit at one financial institution.

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
NOTE 3 — OBLIGATION TO GENERAL PARTNER
Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of the gross proceeds of the offering. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. One percent of the gross proceeds of the offering has been paid to the General Partner. The remaining four percent of this fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the Partnership to accrue the site selection and development fee as an obligation to the General Partner. No fees were earned for such services during 2005, 2004, and 2003.
NOTE 4 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. Supplemental rent (as defined in the partnership agreement) may be earned if certain criteria are met. Supplemental rent was $0, $9,679, and $50,599 for the years ended December 31, 2005, 2004, and 2003, respectively. There is no minimum rental under any of the leases. The Partnership had a total of three properties leased to Del Taco as of December 31, 2005, 2004, and 2003 (Del Taco, in turn, has subleased one of the restaurants to a Del Taco franchisee for each of the three years ended December 31, 2005).
The two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,271,600, $2,143,884, and $1,952,440 and unaudited net income of $211,722, $185,915, and $153,412 for the years ended December 31, 2005, 2004, and 2003, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $1,545,288, $1,439,262, and $1,289,707 for the years ended December 31, 2005, 2004, and 2003, respectively.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 5 — RELATED PARTIES
The receivable from Del Taco consists of rent accrued for the months of December 2005 and 2004. This amount was collected in January 2006 and 2005, respectively.
The General Partner received $3,915, $4,206 and $3,905 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2005, 2004 and 2003, respectively.
Del Taco serves in the capacity of General Partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco.
The General Partner provides certain minimal managerial and accounting services to the Partnership at no cost.
NOTE 6 — INCOME TAXES (UNAUDITED)
The Partnership is not subject to income taxes because its income is taxed directly to the General Partner and limited partners. The reconciling items presented in the table below are the only items that create a difference between the tax basis and reported amounts of the Partnership’s assets and liabilities.
A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2005	2004	2003
Net income per financial statements	$342,852	$325,507	$323,806
Excess book depreciation	14,915	14,915	14,915

Taxable income	$357,767	$340,422	$338,721

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2005, is as follows (unaudited):

Partners’ equity per financial statements	$1,658,717

Issue costs of limited partnership units capitalized for tax purposes	579,259

Difference in book vs. tax depreciation	229,837

Partners’ equity for tax purposes	$2,467,813

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 7 — CASH DISTRIBUTIONS TO LIMITED PARTNERS
Cash distributions paid to limited partners for the three years ended December 31, 2005 were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2002	$0.50	165,375	165,375
March 31, 2003	0.82	165,375	165,375
June 30, 2003	0.48	165,375	165,375
September 30, 2003	0.54	165,375	165,375

Total paid in 2003	$2.34

December 31, 2003	$0.54	165,375	165,375
March 31, 2004	0.75	165,375	165,375
June 30, 2005	0.56	165,375	165,375
September 30, 2004	0.67	165,375	165,375

Total paid in 2004	$2.52

December 31, 2004	$0.59	165,375	165,375
March 31, 2005	0.63	165,375	165,375
June 30, 2005	0.49	165,375	165,375
September 30, 2005	0.63	165,375	165,375

Total paid in 2005	$2.34

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Distributions declared in the quarter ended December 31, 2005 amounted to $.64 per limited partnership unit and were paid in January 2006.
NOTE 8 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2005
Rental revenues	$107,923	$116,001	$117,490	$116,613
Net income	60,089	93,728	94,353	94,682
Net income per limited partnership unit	0.36	0.56	0.56	0.57

Year ended December 31, 2004
Rental revenues	$101,710	$109,478	$112,574	$115,895
Net income	55,569	86,709	89,735	93,494
Net income per limited partnership unit	0.33	0.52	0.54	0.56
NOTE 9 — SUBSEQUENT EVENT
On January 30, 2006, the parent company of the General Partner entered into an agreement to sell all of its issued and outstanding common stock to Sagittarius Acquisitions II, Inc. The consummation of the transaction is subject to customary conditions, including the receipt of financing, and is not expected to have any impact on the Partnership.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Refer to Form 8-K filed on October 28, 2005.
Item 9A. Controls and Procedures
     (a)   Evaluation of disclosure controls and procedures:
As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership (including its subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.
     (b)   Changes in internal controls:
There were no significant changes in the Partnership’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     (c)   Asset-Backed issuers:
Not applicable.
PART III
Item 10. Directors and Executive Officers of the Partnership’s General Partner
(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:

Name	Title	Age
Kevin K. Moriarty	Director, Chairman and Chief Executive Officer	59

C. Ronald Petty	President	61

Robert J. Terrano	Executive Vice President and Chief Financial Officer	50

James D. Stoops	Executive Vice President, Operations	53

Janet D. Erickson	Executive Vice President, Purchasing	49

Shirlene Lopez	Executive Vice President, Operations Services	41

Michael L. Annis	Senior Vice President, Secretary and General Counsel	59
The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2006.
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

Michael L. Annis, Senior Vice President, Secretary and General Counsel of Del Taco, Inc. From 1981 to 1986 Mr. Annis served as Regional Real Estate Manager and Director of Real Estate Services with Taco Bell, Inc. In 1986 he served as Regional General Manager with Quaker State Minit Lube. In January of 1987 Mr. Annis joined Red Robin International, Inc. as General Counsel and was subsequently promoted to Vice President/Secretary and later Vice President Real Estate Development/Secretary and General Counsel, the position he held until joining Del Taco, Inc. in December of 1993. Mr. Annis received his J.D. Degree from Whittier College.
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters
(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships and Related Transactions
(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.
During 2005, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.
(1)	The General Partner earned $3,429 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $3,915 in distributions relating to its one percent interest in the Partnership.
(b)	During 2005, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the Partnership at any time during 2005 for any amount.

(d)	Not applicable.
Item 14. Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Squar, Milner, Reehl & Williamson, LLP (Squar), principal auditor since the quarter ended September 30, 2005, and KPMG LLP who was the principal auditor for 2004 and through the quarter ended June 30, 2005.

	Squar	KPMG LLP
	2005	2005	2004
Audit Fees	$1,080	$12,131	$10,800
Audit-Related Fees	0	0	0
Tax Fees	0	11,250	11,187
All Other Fees	0	0	0

Total	$1,080	$23,381	$21,987
The General Partner approves all the audit and non-audit services, and related fees, provided to the Partnership by the independent auditors prior to the services being rendered.

PART IV
Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm — Squar, Milner, Reehl & Williamson, LLP
Report of Independent Registered Public Accounting Firm — KPMG LLP
Balance Sheets
Statements of Income
Statements of Partners’ Equity
Statements of Cash Flows
Notes to Financial Statements

(a)(2)	Financial Statement Schedules

Schedule III — Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

During the three months ended December 31, 2005, the following report on Form 8-K was filed:

On October 28, 2005, Form 8-K was filed regarding the dismissal of KPMG LLP as the Partnership’s independent registered public accounting firm and the selection of Squar, Milner, Reehl & Williamson, LLP as the Partnership’s new independent registered public accountants.

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

31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DEL TACO INCOME PROPERTIES IV — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005

				Cost capitalized	Gross amount at
		Initial cost to company		subsequent to acquisition	which carried at close of period				Life on which
		Land	Buildings &		Land, buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed

Placentia, CA	$—	$465,933	$485,961	$—	$951,894	$329,921	1988	1988	20 (LI), 35 (BI)
Lake Elsinore, CA	—	449,058	468,361	—	917,419	317,974	1989	1989	20 (LI), 35 (BI)
San Bernardino, CA	—	321,709	335,538	—	657,247	227,786	1989	1989	20 (LI), 35 (BI)

	$—	$1,236,700	$1,289,860	$—	$2,526,560	$875,681

		Accumulated
	Restaurants	Depreciation
Balances at December 31, 2002:	$2,526,560	$709,877
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2003:	2,526,560	765,145
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2004:	2,526,560	820,413
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2005:	$2,526,560	$875,681

The aggregate cost basis of Del Taco Income Properties IV real estate assets for Federal income tax purposes was $1,961,422 at December 31, 2005.
See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV a California limited partnership

Del Taco, Inc. General Partner

Date March 17, 2006	Kevin K. Moriarty
Kevin K. Moriarty
Director, Chairman and Chief
Executive Officer

Date March 17, 2006	Michael L. Annis
Michael L. Annis
Senior Vice President, Secretary and
General Counsel

Date March 17, 2006	Robert J. Terrano
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