Form 10-Q
period 2006-03-31
DEL TACO INCOME PROPERTIES IV
filed 2006-05-12
CIK 812630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

INDEX
DEL TACO INCOME PROPERTIES IV

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO INCOME PROPERTIES IV
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$134,082	$150,403
Receivable from Del Taco LLC	37,414	38,934
Deposits	552	400

Total current assets	172,048	189,737

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,374,317	1,360,500

	1,637,032	1,650,849

	$1,809,080	$1,840,586

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$37,702	$37,993
Accounts payable	22,112	5,923

Total current liabilities	59,814	43,916

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at March 31, 2006 and December 31, 2005	1,626,333	1,673,263
General partner-Del Taco LLC	(15,020)	(14,546)

	1,611,313	1,658,717

	$1,809,080	$1,840,586

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
RENTAL REVENUES	$110,004	$107,923

EXPENSES:
General and administrative	36,935	34,705
Depreciation	13,817	13,817

	50,752	48,522

Operating income	59,252	59,401

OTHER INCOME:
Interest	554	463
Other	200	225

Net income	$60,006	$60,089

Net income per limited partnership unit (Note 2)	$0.36	$0.36

Number of units used in computing per unit amounts	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$60,006	$60,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,817	13,817
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	1,520	6,111
Deposits	(152)	66
Payable to limited partners	(291)	(124)
Accounts payable	16,189	25,219

Net cash provided by operating activities	91,089	105,178

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(107,410)	(98,372)

Net increase (decrease) in cash	(16,321)	6,806

Beginning cash balance	150,403	140,285

Ending cash balance	$134,082	$147,091

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2005 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2006, the results of operations and cash flows for the three month periods ended March 31, 2006 and 2005 have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 165,375 in 2006 and 2005.
Pursuant to the partnership agreement, annual partnership income or loss is allocated one percent to Del Taco LLC, formerly known as Del Taco, Inc., (Del Taco or the General Partner) and 99 percent to the limited partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses, distributions and syndication costs, and until each class of limited partners receive their priority return as defined in the partnership agreement. Additional gains will be allocated 12 percent to the General Partner and 88 percent to the limited partners.
NOTE 3 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2023 to 2024. There is no minimum rental payment required under any of the Leases.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
MARCH 31, 2006
UNAUDITED
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended March 31, 2006, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $550,677 and unaudited net income of $47,592 as compared to $539,459 and $44,166, respectively, for the corresponding period in 2005. Unaudited net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended March 31, 2006, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $366,026 as compared to $359,901 during the same period in 2005.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of March 2006. The March rent receivable was collected in April 2006.
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
NOTE 5 — DISTRIBUTIONS
On April 28, 2006, a distribution to the limited partners of $90,467, or approximately $0.55 per limited partnership unit, was approved. Such distribution was paid May 2, 2006. The General Partner also received a distribution of $914 with respect to its 1% partnership interest. Total cash distributions paid in January 2006 were $107,410.
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.
NOTE 7 — ACQUISITION OF GENERAL PARTNER
On January 30, 2006, the parent company of the General Partner entered into an agreement to sell all of its issued and outstanding common stock to Sagittarius Acquisitions II, Inc. The transaction was consummated on March 29, 2006 and is not expected to have any impact on the Partnership.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Del Taco Income Properties IV (the Partnership or the Company) offered limited partnership units for sale between June 1987 and June 1988. $4.135 million was raised through the sale of limited partnership units and used to acquire sites and build three restaurants and also to pay commissions to brokers and to reimburse Del Taco LLC (Del Taco or the General Partner) for offering costs incurred. In February of 1992, approximately $442,000 raised during the offering but not required to acquire sites and build restaurants was distributed to the limited partners.
The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name and the restaurants that lease the properties. The success of the restaurants is dependent on a large variety of factors, including, but not limited to, competition, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.
The increase in accounts payable from December 31, 2005 is a seasonal increase due to the timing of payment for certain annual accounting, audit and tax services.
Results of Operations
The Partnership owns three properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended
	March 31,
	2006	2005
Orangethorpe Ave., Placentia, CA	$43,187	$41,737
Lakeshore Drive, Lake Elsinore, CA	43,923	43,188
Highland Ave., San Bernardino, CA	22,894	22,998

Total	$110,004	$107,923

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $110,004 during the three month period ended March 31, 2006, which represents an increase of $2,081 from 2005. The change in rental revenues between 2005 and 2006 is directly attributable to increases in sales at the restaurants under lease.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended
	March 31,
	2006	2005
Accounting fees	79.30%	76.15%
Distribution of information to limited partners	20.70	23.85

	100.00%	100.00%

General and administrative costs increased from 2005 to 2006 primarily due to increased costs for audit fees and mailing costs, which was partially offset by decreased costs for software licensing fees.
For the three months ended March 31, 2006, net income decreased by $83 from 2005 to 2006 due to the increases in general and administrative expenses of $2,230, which were partially offset by increases in revenues of $2,081 and interest and other income of $66.
Significant Recent Accounting Pronouncements
None
Off-Balance Sheet Arrangements
None
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2005 Form
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
None.
Item 4. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures:
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings.
     (b) Changes in internal controls:
There were no significant changes in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     (c) Asset-Backed issuers:
Not applicable.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:
Item 6. Exhibits and Reports
     (a) Exhibits
31.1	Ronald Powell’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     (b) Reports
          None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV (a California limited partnership) Registrant Del Taco LLC General Partner
Date: May 12, 2006	/s/ Steven L. Brake
Steven L. Brake
Treasurer

Exhibit Index
31.1	Ronald Powell’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002