Form 10-Q
period 2006-06-30
DEL TACO INCOME PROPERTIES IV
filed 2006-08-11
CIK 812630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.
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

INDEX
DEL TACO INCOME PROPERTIES IV

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO INCOME PROPERTIES IV
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$131,568	$150,403
Receivable from Del Taco LLC	38,473	38,934
Deposits	742	400

Total current assets	170,783	189,737

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,388,134	1,360,500

	1,623,215	1,650,849

	$1,793,998	$1,840,586

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$33,395	$37,993
Accounts payable	8,764	5,923

Total current liabilities	42,159	43,916

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at June 30, 2006 and December 31, 2005	1,628,880	1,673,263
General partner-Del Taco LLC	(14,994)	(14,546)

	1,613,886	1,658,717

	$1,793,998	$1,840,586

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
RENTAL REVENUES	$115,721	$116,001	$225,726	$223,924

EXPENSES:
General and administrative	8,554	9,004	45,489	43,709
Depreciation	13,817	13,817	27,634	27,634

	22,371	22,821	73,123	71,343

Operating income	93,350	93,180	152,603	152,581

OTHER INCOME:
Interest	504	498	1,057	961
Other	100	50	300	275

Net income	$93,954	$93,728	$153,960	$153,817

Net income per limited partnership unit (note 2)	$0.56	$0.56	$0.92	$0.92

Number of units used in computing per unit amounts	165,375	165,375	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$153,960	$153,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,634	27,634
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	461	7,055
Deposits	(342)	133
Payable to limited partners	(4,598)	512
Accounts payable	2,841	(1,859)

Net cash provided by operating activities	179,956	187,292

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(198,791)	(203,673)

Net decrease in cash	(18,835)	(16,381)

Beginning cash balance	150,403	140,285

Ending cash balance	$131,568	$123,904

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2005 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2006, the results of operations for the three and six month periods ended June 30, 2006 and 2005 and cash flows for the six month periods ended June 30, 2006 and 2005 have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 165,375 in 2005 and 2004.
Pursuant to the partnership agreement, annual partnership income or loss is allocated one percent to Del Taco LLC, formerly known as Del Taco Inc., (Del Taco or the General Partner) and 99 percent to the limited partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses, distributions and syndication costs, and until each class of limited partners receive their priority return as defined in the partnership agreement. Additional gains will be allocated 12 percent to the General Partner and 88 percent to the limited partners.
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

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
UNAUDITED
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended June 30, 2005, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $570,571 and unaudited net income of $28,056 as compared to $572,983 and $57,227, respectively, for the corresponding period in 2005. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 7) . For the three months ended June 30, 2006, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $393,771 as compared with $393,693 during the same period in 2005.
For the six months ended June 30, 2006, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,121,248 and unaudited net income of $75,648 as compared to $1,112,442 and $101,393 respectively, for the corresponding period in 2005. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 7) . For the six months ended June 30, 2006, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $759,802 as compared with $753,594 during the same period in 2005.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from the Del Taco, Inc. consists primarily of rent accrued for the month of June 2006. The June rent was collected in July 2006.
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
NOTE 5 — DISTRIBUTIONS
On July 24, 2006, a distribution to the limited partners of $92,241 or approximately $.56 per limited partnership unit, was approved. Such distribution was paid July 31, 2006. The General Partner also received a distribution of $932 with respect to its 1% partnership interest. Total cash distributions made in January and April 2006 were $107,410 and $91,381, respectively.
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
UNAUDITED
NOTE 7 — ACQUISITION OF GENERAL PARTNER
On January 30, 2006, the parent company of the General Partner entered into an agreement to sell all of its issued and outstanding common stock to Sagittarius Acquisitions II, Inc. the transaction was consummated on March 29, 2006 and is not expected to have any impact on the financial position, results of operations or cash flows of the Partnership.

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
The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2006 and 2005 (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Orangethorpe Ave., Placentia, CA	$45,099	$44,552	$88,287	$86,289

Lakeshore Drive, Lake Elsinore, CA	47,253	47,243	91,176	90,431

Highland Ave., San Bernardino, CA	23,369	24,206	46,263	47,204

Total	$115,721	$116,001	$225,726	$223,924

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants plus supplemental rent as required by the Partnership agreement. The Partnership earned rental revenue of $115,721 during the three month period ended June 30, 2006, which represents a decrease of $280 from the corresponding period in 2005. The Partnership earned rental revenue of $225,726 during the six month period ended June 30, 2006, which represents an increase of $1,802 from the corresponding period in 2005. The changes in rental revenue between 2006 and 2005 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Accounting fees	61.04%	55.20%	77.69%	77.13%
Distribution of information to limited partners	38.96%	44.80%	22.31%	22.87%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended June 30, 2006 decreased from the corresponding period in the previous year due to decreased printing and distribution of information costs, partially offset by increased audit fees. General and administrative costs for the six month period ended June 30, 2006 increased from the corresponding period in the previous year due to increased audit fees, partially offset by decreased costs for software licensing fees.
For the three month period ended June 30, 2006, net income increased by $226 from 2005 to 2006 due to the decrease in general and administrative expenses of $450, the increase in interest and other income of $56, partially offset by the decrease in revenues of $280. For the six month period ended June 30, 2006, net income increased by $143 from 2005 to 2006 due to an increase in revenues of $1,802, the increase in interest and other income of $121, partially offset by the increase in general and administrative expenses of $1,780.
Recent Accounting Pronouncements
None
Off-Balance Sheet Arrangements
None

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

DEL TACO INCOME PROPERTIES IV
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: August 11, 2006	/s/ Steven L. Brake

Steven L. Brake
Treasurer

Exhibit Index

Exhibits	Description
31.1	Ronald Powell’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002