Form 10-Q
period 2006-09-30
DEL TACO INCOME PROPERTIES IV
filed 2006-11-13
CIK 812630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

INDEX
DEL TACO INCOME PROPERTIES IV

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO INCOME PROPERTIES IV
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$143,966	$150,403
Receivable from Del Taco LLC	36,768	38,934
Deposits	679	400

Total current assets	181,413	189,737

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,401,951	1,360,500

	1,609,398	1,650,849

	$1,790,811	$1,840,586

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$33,653	$37,993
Accounts payable	5,887	5,923

Total current liabilities	39,540	43,916

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at September 30, 2006 and December 31, 2005	1,628,318	1,673,263
General partner-Del Taco LLC	(15,000)	(14,546)

	1,613,318	1,658,717

	$1,790,811	$1,840,586

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
RENTAL REVENUES	$113,739	$117,490	$339,465	$341,415

EXPENSES:
General and administrative	8,222	9,814	53,711	53,524
Depreciation	13,817	13,817	41,451	41,451

	22,039	23,631	95,162	94,975

Operating income	91,700	93,859	244,303	246,440

OTHER INCOME:
Interest	680	419	1,737	1,380
Other	225	75	525	350

Net income	$92,605	$94,353	$246,565	$248,170

Net income per limited partnership unit (note 2)	$0.55	$0.56	$1.48	$1.49

Number of units used in computing per unit amounts	165,375	165,375	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$246,565	$248,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,451	41,451
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	2,166	7,521
Deposits	(279)	200
Payable to limited partners	(4,340)	210
Accounts payable	(36)	(4,245)

Net cash provided by operating activities	285,527	293,307

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(291,964)	(285,789)

Net (decrease) increase in cash	(6,437)	7,518

Beginning cash balance	150,403	140,285

Ending cash balance	$143,966	$147,803

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2005 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2006, the results of operations for the three and nine month periods ended September 30, 2006 and 2005 and cash flows for the nine month periods ended September 30, 2006 and 2005 have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 165,375 units in 2006 and 2005.
Pursuant to the partnership agreement, annual partnership income or loss is allocated one percent to Del Taco LLC (Del Taco or the General Partner), formerly known as Del Taco Inc., and 99 percent to the limited partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses, distributions and syndication costs, and until each class of limited partners receive their priority return as defined in the partnership agreement. Additional gains will be allocated 12 percent to the General Partner and 88 percent to the limited partners.
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

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended September 30, 2006, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $579,593 and unaudited net income of $25,277 as compared to $581,947 and $52,512, respectively, for the corresponding period in 2005. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 7). For the three months ended September 30, 2006, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $368,235 as compared with $397,142 during the same period in 2005.
For the nine months ended September 30, 2006, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,700,841 and unaudited net income of $100,925 as compared to $1,694,389 and $153,905, respectively, for the corresponding period in 2005. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 7). For the nine months ended September 30, 2006, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $1,128,033 as compared with $1,150,736 during the same period in 2005.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco LLC consists primarily of rent accrued for the month of September 2006. The September rent was collected in October 2006.
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
NOTE 5 — DISTRIBUTIONS
On October 24, 2006, a distribution to the limited partners of $104,260 or approximately $0.63 per limited partnership unit, was approved. Such distribution was paid October 31, 2006. The General Partner also received a distribution of $1,053 with respect to its 1% partnership interest. Total cash distributions made in January, April and July 2006 were $107,410, $91,381 and $93,173, respectively.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.
NOTE 7 – CONCENTRATION OF RISK
The 3 restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2006 and 2005. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
NOTE 8 – ACQUISITION OF GENERAL PARTNER
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
Del Taco Income Properties IV (the Partnership or the Company) offered limited partnership units for sale between June 1987 and June 1988. In total, $4.135 million was raised through the sale of limited partnership units and used to acquire sites, build three restaurants, pay commissions to brokers and to reimburse Del Taco LLC (Del Taco or the General Partner) for offering costs incurred. In February of 1992, approximately $442,000 raised during the offering but not required to acquire sites and build restaurants was distributed to the limited partners.
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
The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Orangethorpe Ave., Placentia, CA	$46,057	$45,360	$134,344	$131,649
Lakeshore Drive, Lake Elsinore, CA	44,188	47,657	135,364	138,088
Highland Ave., San Bernardino, CA	23,494	24,473	69,757	71,678

Total	$113,739	$117,490	$339,465	$341,415

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants plus supplemental rent as required by the Partnership agreement. The Partnership earned rental revenue of $113,739 during the three month period ended September 30, 2006, which represents a decrease of $3,751 from the corresponding period in 2005. The Partnership earned rental revenue of $339,465 during the nine month period ended September 30, 2006, which represents a decrease of $1,950 from the corresponding period in 2005. The changes in rental revenue between 2006 and 2005 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

		Percent of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Accounting fees	58.92%	53.70%	74.82%	72.83%
Distribution of information to Limited Partners	41.08%	46.30%	25.18%	27.17%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended September 30, 2006 decreased from the corresponding period in the previous year due to decreased audit, printing and distribution costs. General and administrative costs for the nine month period ended September 30, 2006 were essentially the same as the corresponding period in the previous year.
For the three month period ended September 30, 2006, net income decreased by $1,748 from 2005 to 2006 due to the decrease in revenues of $3,751, partially offset by the increase in interest and other income of $411 and the decrease in general and administrative expenses of $1,592. For the nine month period ended September 30, 2006, net income decreased by $1,605 from 2005 to 2006 due to a decrease in revenues of $1,950 and the increase in general and administrative expenses of $187, partially offset by the increase in interest and other income of $532.
Recent Accounting Pronouncements
None.
Off-Balance Sheet Arrangements
None.
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
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the President and Treasurer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings.
(b)	Changes in internal controls:
There were no significant changes in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(c)	Asset-Backed issuers:
Not applicable.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:
Item 6. Exhibits and Reports
(a)	Exhibits
31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports

None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: November 13, 2006	/s/ Steven L. Brake Steven L. Brake
Treasurer

Exhibit Index

Exhibits	Description
31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002