Form 10-K
period 2006-12-31
DEL TACO INCOME PROPERTIES IV
filed 2007-03-23
CIK 812630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

PART I
Item 1. Business
Del Taco Income Properties IV (the Partnership) is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act. The Partnership’s General Partner is Del Taco LLC, a California limited liability company (Del Taco or the General Partner). The Partnership sold 165,415 units totaling $4.135 million through an offering of limited partnership units from June 1987 through June 1988. The term of the partnership agreement is until December 31, 2027, unless terminated earlier by means provided in the partnership agreement.
The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed three Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 32 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants plus supplemental rent as required by the partnership agreement. As of December 31, 2006, the Partnership had a total of three properties leased to Del Taco (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).
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
Item 2. Properties
The Partnership acquired three properties with proceeds obtained from the sale of limited partnership units:

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
See also Schedule III – Real Estate and Accumulated Depreciation included in Item 8.

(1)	Commencement of operation is the first date Del Taco, as lessee, operated the facility on the site as a Del Taco restaurant.

(2)	The restaurant is subleased to a franchisee of Del Taco and the restaurant operates as a Del Taco restaurant.
Item 3. Legal Proceedings
The Partnership is not a party to any material pending legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for the Partnership’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities
The Partnership sold 165,415 ($4,135,375) limited partnership units during the public offering period ended June 3, 1988 and currently has 291 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 7 to the Notes to the Financial Statements contained under Item 8.
Item 6. Selected Financial Data
The selected financial data presented as of and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

		Years Ended December 31,
	2006	2005	2004	2003	2002
Rental revenues	$448,520	$458,027	$439,657	$439,657	$432,629
General and administrative expense	63,845	62,255	60,837	62,441	45,707
Depreciation expense	55,268	55,268	55,268	55,268	55,268
Interest and other income	2,873	2,348	1,955	1,858	3,127
Net income	332,280	342,852	325,507	323,806	334,781
Net income per limited partnership unit	1.99	2.05	1.95	1.94	2.00
Cash distributions per limited partnership unit	2.38	2.34	2.52	2.34	2.35
Total assets	1,777,129	1,840,586	1,892,767	1,975,153	2,039,717
Long-term obligations	137,953	137,953	137,953	137,953	137,953

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
The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2006	2005	2004
Orangethorpe Ave., Placentia, CA	$179,482	$176,686	$169,881
Lakeshore Drive, Lake Elsinore, CA	176,494	185,435	176,599
Highland Ave., San Bernardino, CA	92,544	95,906	93,177

Total	$448,520	$458,027	$439,657

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)
Results of Operations (continued)
The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants plus supplemental rent as required by the partnership agreement. The Partnership earned rental revenues of $448,520 during the year ended December 31, 2006, which represents a decrease of $9,507 from 2005. The decrease in rental revenues was caused primarily by a decrease in sales at the restaurants under lease due to local competitive and industry factors. The Partnership earned rental revenues of $458,027 during the year ended December 31, 2005, which represents an increase of $18,370 from 2004. The increase in rental revenues was caused primarily by an increase in sales at the restaurants under lease. There was no supplemental rent for the years ended December 31, 2006 and 2005 and totaled $9,679 in 2004. Supplemental rent is calculated on an annual basis and recorded in the fourth quarter since the amount of supplemental rent, if any, is contingent upon the amount of annual gross sales and pretax profits of the restaurants which are not known until the end of the year. The amount of supplemental rent, if any, is the lesser of (a) the supplemental rental rate of 14.6 percent times the aggregate property costs of $3,011,349, less 12 percent of gross sales of the restaurants, or (b) 50 percent of the aggregate pretax profit, less general and administrative expenses (as defined) and 50 percent of the franchise royalties paid (as defined). To the extent 12 percent of gross sales of the restaurants exceeds the supplemental rent rate the supplemental rent would be zero.
The following table breaks down general and administrative expenses by type of expense:
Percentage of Total General and Administrative Expense

	Years Ended December 31,
	2006	2005	2004
Accounting fees	67.09%	64.47%	59.98%
Distribution of information to limited partners	31.34	33.94	38.62
Other	1.57	1.59	1.40

	100.00	100.00	100.00

General and administrative costs increased by $1,590 from 2005 to 2006. The increase was caused primarily by increased costs for annual audit fees.
General and administrative costs increased by $1,418 from 2004 to 2005. The increase was caused primarily by increased costs for annual audit, software licensing and accounting fees, partially offset by decreased costs for printing and mailing.
Depreciation expense was the same in 2006, 2005, and 2004.
Net income decreased by $10,572 from 2005 to 2006 due to the decrease in revenues of $9,507 and the increase in general and administrative expenses of $1,590, which was partially offset by the increase in other income of $525.
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
None.

Item 8. Financial Statements
PART I. INFORMATION

Report of Independent Registered Public Accounting Firm
To the Partners of
Del Taco Income Properties IV:
We have audited the accompanying balance sheets of Del Taco Income Properties IV (a California Limited Partnership) as of December 31, 2006 and 2005, and the related statements of income, partners’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the 2006 and 2005 information in the accompanying financial statement schedule listed in item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Income Properties IV as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2006 and 2005 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
Newport Beach, California
February 14, 2007

Report of Independent Registered Public Accounting Firm
To the Partners of
Del Taco Income Properties IV:
We have audited the accompanying statements of income, partners’ equity and cash flows of Del Taco Income Properties IV for the year ended December 31, 2004. In connection with our audit of the financial statements, we have also audited the 2004 information in the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Del Taco Income Properties IV for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the 2004 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Costa Mesa, California
March 4, 2005

DEL TACO INCOME PROPERTIES IV
BALANCE SHEETS

	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash	$144,397	$150,403
Receivable from Del Taco LLC	36,536	38,934
Deposits	615	400

Total current assets	181,548	189,737

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,415,768	1,360,500

	1,595,581	1,650,849

	$1,777,129	$1,840,586

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$34,885	$37,993
Accounts payable	10,571	5,923

Total current liabilities	45,456	43,916

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at December 31, 2006 and December 31, 2005	1,608,916	1,673,263
General partner-Del Taco LLC	(15,196)	(14,546)

	1,593,720	1,658,717

	$1,777,129	$1,840,586

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV
STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
RENTAL REVENUES	$448,520	$458,027	$439,657

EXPENSES:
General and administrative	63,845	62,255	60,837
Depreciation	55,268	55,268	55,268

	119,113	117,523	116,105

Operating income	329,407	340,504	323,552

OTHER INCOME:
Interest	2,273	1,848	1,380
Other	600	500	575

Net income	$332,280	$342,852	$325,507

Net income per limited partnership unit (note 2)	$1.99	$2.05	$1.95

Number of limited partnership units used in computing per unit amounts	165,375	165,375	165,375

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV
STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2006, 2005, and 2004

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2003	165,375	1,815,584	(13,109)	1,802,475
Net Income	—	322,252	3,255	325,507
Cash Distributions	—	(416,442)	(4,206)	(420,648)

Balance, December 31, 2004	165,375	1,721,394	(14,060)	1,707,334
Net Income	—	339,423	3,429	342,852
Cash Distributions	—	(387,554)	(3,915)	(391,469)

Balance, December 31, 2005	165,375	1,673,263	(14,546)	1,658,717
Net Income	—	328,957	3,323	332,280
Cash Distributions	—	(393,304)	(3,973)	(397,277)

Balance, December 31, 2006	165,375	$1,608,916	$(15,196)	$1,593,720

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$332,280	$342,852	$325,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,268	55,268	55,268
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	2,398	6,831	40,082
Deposits	(215)	200	(126)
Payable to limited partners	(3,108)	1,080	5,223
Accounts payable	4,648	(4,644)	7,532

Net cash provided by operating activities	391,271	401,587	433,486

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(397,277)	(391,469)	(420,648)

Net (decrease) increase in cash	(6,006)	10,118	12,838

Beginning cash balance	150,403	140,285	127,447

Ending cash balance	$144,397	$150,403	$140,285

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Partnership: Del Taco Income Properties IV, a California limited partnership, (the Partnership) was formed on March 23, 1987, for the purpose of acquiring real property in California for construction of three Mexican-American restaurants to be leased under long-term agreements to Del Taco LLC (General Partner or Del Taco), for operation under the Del Taco trade name. The term of the partnership agreement is until December 31, 2027 unless terminated earlier by means provided in the partnership agreement.
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

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
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
Net Income Per Limited Partnership Unit: Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 165,375 units for all years presented.
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
Concentration of Risk: The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2006. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. At December 31, 2006 and 2005, the Partnership had approximately $153,000 and $164,000, respectively, on deposit at one financial institution.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
NOTE 2 — PARTNERS’ EQUITY
Pursuant to the partnership agreement, annual partnership income or loss is allocated one percent to Del Taco and 99 percent to the limited partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses, distributions and syndication costs, and until each class of limited partners receive their priority return as defined in the partnership agreement. Additional gains will be allocated 12 percent to the General Partner and 88 percent to the limited partners.
NOTE 3 — OBLIGATION TO GENERAL PARTNER
Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of the gross proceeds of the offering. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. One percent of the gross proceeds of the offering has been paid to the General Partner. The remaining four percent of this fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the Partnership to accrue the site selection and development fee as an obligation to the General Partner. No fees were earned for such services during 2006, 2005, and 2004.
NOTE 4 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. Supplemental rent (as defined in the partnership agreement) may be earned if certain criteria are met. Supplemental rent was $0, $0, and $9,679 for the years ended December 31, 2006, 2005, and 2004, respectively. The leases terminate in the years 2023 to 2024. There is no minimum rental under any of the leases. The Partnership had a total of three properties leased to Del Taco as of December 31, 2006, 2005, and 2004 (Del Taco, in turn, has subleased one of the restaurants to a Del Taco franchisee for each of the three years ended December 31, 2006).
The two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,266,878, $2,271,600, and $2,143,884 and unaudited net income of $127,296, $211,722, and $185,915 for the years ended December 31, 2006, 2005, and 2004, respectively. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 10). The one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $1,470,783, $1,545,288, and $1,439,262 for the years ended December 31, 2006, 2005, and 2004, respectively.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
NOTE 5 — RELATED PARTIES
The receivable from Del Taco consists of rent accrued for the months of December 2006 and 2005. This amount was collected in January 2007 and 2006, respectively.
The General Partner received $3,973, $3,915 and $4,206 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2006, 2005 and 2004, respectively.
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
A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2006	2005	2004
Net income per financial statements	$332,280	$342,852	$325,507
Excess book depreciation	14,915	14,915	14,915

Taxable income	$347,195	$357,767	$340,422

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2006, is as follows (unaudited):

Partners’ equity per financial statements	$1,593,720
Issue costs of limited partnership units capitalized for tax purposes	579,259
Difference in book vs. tax depreciation	244,752

Partners’ equity for tax purposes	$2,417,731

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
NOTE 7 — CASH DISTRIBUTIONS TO LIMITED PARTNERS
Cash distributions paid to limited partners for the three years ended December 31, 2006 were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2003	$0.54	165,375	165,375
March 31, 2004	0.75	165,375	165,375
June 30, 2005	0.56	165,375	165,375
September 30, 2004	0.67	165,375	165,375

Total paid in 2004	$2.52

December 31, 2004	$0.59	165,375	165,375
March 31, 2005	0.63	165,375	165,375
June 30, 2005	0.49	165,375	165,375
September 30, 2005	0.63	165,375	165,375

Total paid in 2005	$2.34

December 31, 2005	$0.64	165,375	165,375
March 31, 2006	0.55	165,375	165,375
June 30, 2006	0.56	165,375	165,375
September 30, 2006	0.63	165,375	165,375

Total paid in 2006	$2.38

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Distributions declared in the quarter ended December 31, 2006 amounted to $0.63 per limited partnership unit and were paid in January 2007.
NOTE 8 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2006
Rental revenues	$110,004	$115,722	$113,739	$109,055
Net income	60,006	93,954	92,605	85,715
Net income per limited partnership unit	0.36	0.56	0.55	0.52

Year ended December 31, 2005
Rental revenues	$107,923	$116,001	$117,490	$116,613
Net income	60,089	93,728	94,353	94,682
Net income per limited partnership unit	0.36	0.56	0.56	0.57

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
NOTE 9 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.
NOTE 10 — ACQUISITION OF GENERAL PARTNER
On January 30, 2006, the parent company of the General Partner entered into an agreement to sell all of its issued and outstanding common stock to Sagittarius Brands, Inc. the transaction was consummated on March 29, 2006 and did not have an impact on the financial position, results of operations or cash flows of the Partnership.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Refer to Form 8-K dated November 30, 2006.
Item 9A. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures:
As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our President and Treasurer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership (including its subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.
(b)	Changes in internal controls:
There were no significant changes in the Partnership’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers
(a) & (b) Del Taco serves as the Partnership’s sole general partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Shirlene Lopez	President	42
C. Ronald Petty	President of Development	62
James D. Stoops	Executive Vice President, Operations	54
Janet D. Erickson	Executive Vice President, Purchasing	50
Steven L. Brake	Treasurer	34
Del Taco’s term as general partner will continue indefinitely, subject to the right of a majority in interest of the limited partners to remove and replace it. The above referenced officers of the General Partner will hold office until their resignation or the election or appointment of their successor.
(c)	None

(d)	No family relationship exists between any such officer of the General Partner.

(e)	The following is an account of the business experience during the past five years of each such officer:

Shirlene Lopez, President of Del Taco LLC. Ms. Lopez began her career with Del Taco in 1978 as an hourly employee and advanced through the ranks to General Manager in 1984. Ms. Lopez was promoted to the corporate office in 1989 as Human Resource Manager. In 1994, she was promoted to Executive Project Manager reporting to the CEO and in 1996, to Director of Corporate Development in charge of all interior image and design and in 1997, to Vice President, Corporate Development & Design. In February 2002 Ms. Lopez was promoted to Executive Vice President, Operations Services and was promoted to President in October 2006.
C. Ronald Petty, President of Development of Del Taco LLC. Mr. Petty began his career in the restaurant business in 1973 with McDonald’s Corporation. He was employed by McDonald’s in a real estate capacity until 1978. For the next 12 years, Mr. Petty was in various officer positions with Burger King. These positions included Vice President of Real Estate, Sr. Vice President of Development, Region Vice President, Sr. Vice President European Operations, President of International and President of U.S. Mr. Petty served as President of Miami Subs from 1990-1992; President and CEO of Denny’s 1993-1996; President and CEO of Peter Piper Pizza 1996-1998; President of Del Taco December 1998 until March 2006 and President of Development since March 2006.
James D. Stoops, Executive Vice President, Operations of Del Taco LLC. From 1968 to 1991, Mr. Stoops served in a wide variety of operations positions with Burger King Corporation with increasing levels of responsibility. In 1985, Mr. Stoops was appointed Region Vice President/General Manager for the New York region and served in that position until October of 1990. In January of 1991, he joined Del Taco LLC in his current post.
Janet D. Erickson, Executive Vice President, Purchasing of Del Taco LLC. From 1979 to 1986, Ms. Erickson was with Denny’s Inc. She served in the Research and Development department in a variety of positions until 1982 when she was promoted to the position of Purchasing Agent. Ms. Erickson was hired in 1986 as Manager of Contract Purchasing with Carl Karcher Enterprises, a post she held until March 1990 when she became Vice President, Purchasing for Del Taco LLC. Ms. Erickson has a Bachelor of Science degree in Foods and Nutrition from Cal State Polytechnic University in Pomona, California.
Steven L. Brake, Treasurer of Del Taco LLC. Mr. Brake has been Treasurer since March 2006 and previously served as the Corporate Controller of Del Taco LLC from September 2003 to March of 2006. From December 1995 until September 2003 Mr. Brake spent seven years with Arthur Andersen and one year with KPMG LLP in their respective audit departments. Mr. Brake is a licensed certified public accountant and holds a Bachelor of Arts degree in Economics from the University of California, Irvine and an MBA from the Paul Merage School of Business at the University of California, Irvine.
Code of Ethics
The Partnership has no executive officers or any fulltime employees and, accordingly, has not adopted a code of ethics.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters
(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships and Related Transactions
(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2006, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.
(1)	The General Partner earned $3,323 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $3,973 in distributions relating to its one percent interest in the Partnership.
(b)	During 2006, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2006 for any amount.

(d)	Not applicable.
Item 14. Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner), principal auditor since the quarter ended September 30, 2005, and KPMG LLP who was the principal auditor through the quarter ended June 30, 2005.

	Squar Milner		KPMG LLP
	2006	2005	2005
Audit Fees	$14,580	$1,080	$12,131
Audit-Related Fees	0	0	0
Tax Fees	0	0	11,250
All Other Fees	0	0	0

Total	$14,580	$1,080	$23,381

The General Partner approves all the audit and non-audit services, and related fees, provided to the Partnership by the independent auditors prior to the services being rendered.

PART IV
Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm – Squar, Milner, Peterson, Miranda & Williamson, LLP
Report of Independent Registered Public Accounting Firm – KPMG LLP Balance Sheets
Statements of Income
Statements of Partners’ Equity
Statements of Cash Flows
Notes to Financial Statements

(a)(2)	Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

During the three months ended December 31, 2006, the following report on Form 8-K was filed:

Form 8-K dated November 30, 2006 was filed regarding the merger of Squar, Milner, Miranda & Williamson, LLP with Peterson & Co. LLP. The name of the post-merger firm is Squar, Milner, Peterson, Miranda & Williamson, LLP.

(c)	Exhibits required by Item 601 of Regulation S-K:
1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Income Properties IV filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Income Properties IV.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by Partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

31.1	Shirlene Lopez’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DEL TACO INCOME PROPERTIES IV — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period				Life on which
		Land	Buildings &		Land, buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed

Placentia, CA	$—	$465,933	$485,961	$—	$951,894	$350,744	1988	1988	20 (LI), 35 (BI)
Lake Elsinore, CA	—	449,058	468,361	—	917,419	338,043	1989	1989	20 (LI), 35 (BI)
San Bernardino, CA	—	321,709	335,538	—	657,247	242,162	1989	1989	20 (LI), 35 (BI)

	$—	$1,236,700	$1,289,860	$—	$2,526,560	$930,949

		Accumulated
	Restaurants	Depreciation
Balances at December 31, 2003:	$2,526,560	$765,145
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2004:	2,526,560	820,413
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2005:	2,526,560	875,681
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2006:	$2,526,560	$930,949

The aggregate cost basis of Del Taco Income Properties IV real estate assets for Federal income tax purposes was $1,961,422 at December 31, 2006.
See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV a California limited partnership Del Taco LLC General Partner
Date March 23, 2007	Shirlene Lopez
Shirlene Lopez
President

Date March 23, 2007	C. Ronald Petty
C. Ronald Petty
President of Development

Date March 23, 2007	Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit	Description
1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Income Properties IV filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Income Properties IV.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by Partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

31.1	Shirlene Lopez’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002