Form 10-Q
period 2007-03-31
DEL TACO INCOME PROPERTIES IV
filed 2007-05-14
CIK 812630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

INDEX
DEL TACO INCOME PROPERTIES IV

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO INCOME PROPERTIES IV
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$128,937	$144,397
Receivable from Del Taco LLC	36,895	36,536
Deposits	770	615

Total current assets	166,602	181,548

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,429,585	1,415,768

	1,581,764	1,595,581

	$1,748,366	$1,777,129

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$35,326	$34,885
Accounts payable	31,811	10,571

Total current liabilities	67,137	45,456

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at March 31, 2007 and December 31, 2006	1,558,976	1,608,916
General partner-Del Taco LLC	(15,700)	(15,196)

	1,543,276	1,593,720

	$1,748,366	$1,777,129

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
RENTAL REVENUES	$104,586	$110,004

EXPENSES:
General and administrative	37,303	36,935
Depreciation	13,817	13,817

	51,120	50,752

Operating income	53,466	59,252

OTHER INCOME:

Interest	502	554
Other	100	200

Net income	$54,068	$60,006

Net income per limited partnership unit (Note 2)	$0.32	$0.36

Number of units used in computing per unit amounts	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$54,068	$60,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,817	13,817
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(359)	1,520
Deposits	(155)	(152)
Payable to limited partners	441	(291)
Accounts payable	21,240	16,189

Net cash provided by operating activities	89,052	91,089

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(104,512)	(107,410)

Net decrease in cash	(15,460)	(16,321)

Beginning cash balance	144,397	150,403

Ending cash balance	$128,937	$134,082

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2006 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2007, the results of operations and cash flows for the three month periods ended March 31, 2007 and 2006 have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 165,375 in 2007 and 2006.
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
For the three months ended March 31, 2007, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $551,084 and net income of $18,947 as compared to $550,677 and $47,592, respectively, for the corresponding period in 2006. Del Taco net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 8). For the three months ended March 31, 2007, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $320,468 as compared to $366,026 during the same period in 2006.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2007
UNAUDITED
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of March 2007. The March rent receivable was collected in April 2007.
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
NOTE 5 — DISTRIBUTIONS
On April 27, 2007, a distribution to the limited partners of $87,725, or approximately $0.53 per limited partnership unit, was approved. Such distribution was paid on May 3, 2007. The General Partner also received a distribution of $886 with respect to its 1% partnership interest. Total cash distributions paid in January 2007 were $104,512.
NOTE 6 – PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.
NOTE 7 – CONCENTRATION OF RISK
The 3 restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2007 and 2006. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
NOTE 8 — ACQUISITION OF GENERAL PARTNER
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
The increase in accounts payable from December 31, 2006 is a seasonal increase due to the timing of payment for certain annual accounting, audit and tax services.
Results of Operations
The Partnership owns three properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended
	March 31,
	2007	2006
Orangethorpe Ave., Placentia, CA	$43,731	$43,187

Lakeshore Drive, Lake Elsinore, CA	38,456	43,923

Highland Ave., San Bernardino, CA	22,399	22,894

Total	$104,586	$110,004

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $104,586 during the three month period ended March 31, 2007, which represents a decrease of $5,418 from 2006. The change in rental revenues between 2006 and 2007 is directly attributable to increases in sales at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued
The following table breaks down general and administrative expenses by type of expense:
Percentage of Total
General & Administrative Expense

	Three Months Ended
	March 31,
	2007	2006
Accounting fees	82.78%	79.30%
Distribution of information to limited partners	17.22	20.70

	100.00%	100.00%

General and administrative costs increased from 2006 to 2007 primarily due to increased costs for accounting fees related to certain statutory filing requirements, which was partially offset by decreased printing costs.
For the three months ended March 31, 2007, net income decreased by $5,938 from 2006 to 2007 due to the decreases in revenues of $5,418 and interest and other income of $152 and the increase in general and administrative expenses of $368.
Significant Recent Accounting Pronouncements
None
Off-Balance Sheet Arrangements
None
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2006 Form 10-K.

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

DEL TACO INCOME PROPERTIES IV (a California limited partnership) Registrant Del Taco LLC General Partner
Date: May 14, 2007	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002