Form 10-Q
period 2007-06-30
DEL TACO INCOME PROPERTIES IV
filed 2007-08-13
CIK 812630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

INDEX
DEL TACO INCOME PROPERTIES IV

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO INCOME PROPERTIES IV
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$117,306	$144,397
Receivable from Del Taco LLC	37,700	36,536
Deposits	551	615

Total current assets	155,557	181,548

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,443,402	1,415,768

	1,567,947	1,595,581

	$1,723,504	$1,777,129

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$36,058	$34,885
Accounts payable	6,699	10,571

Total current liabilities	42,757	45,456

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at June 30, 2007 and December 31, 2006	1,558,499	1,608,916
General partner—Del Taco LLC	(15,705)	(15,196)

	1,542,794	1,593,720

	$1,723,504	$1,777,129

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

RENTAL REVENUES	$109,946	$115,721	$214,532	$225,726

EXPENSES:
General and administrative	8,550	8,554	45,853	45,489
Depreciation	13,817	13,817	27,634	27,634

	22,367	22,371	73,487	73,123

Operating income	87,579	93,350	141,045	152,603

OTHER INCOME:
Interest	526	504	1,027	1,057
Other	25	100	125	300

Net income	$88,130	$93,954	$142,197	$153,960

Net income per limited partnership unit (note 2)	$0.53	$0.56	$0.85	$0.92

Number of units used in computing per unit amounts	165,375	165,375	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$142,197	$153,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,634	27,634
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(1,164)	461
Deposits	64	(342)
Payable to limited partners	1,173	(4,598)
Accounts payable	(3,872)	2,841

Net cash provided by operating activities	166,032	179,956

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(193,123)	(198,791)

Net decrease in cash	(27,091)	(18,835)

Beginning cash balance	144,397	150,403

Ending cash balance	$117,306	$131,568

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2006 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2007, the results of operations for the three and six month periods ended June 30, 2007 and 2006 and cash flows for the six month periods ended June 30, 2007 and 2006 have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007
UNAUDITED
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended June 30, 2006, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $576,328 and unaudited net income of $15,505 as compared to $570,571 and $28,056, respectively, for the corresponding period in 2006. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended June 30, 2007, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $339,887 as compared with $393,771 during the same period in 2006.
For the six months ended June 30, 2007, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,127,412 and unaudited net income of $34,452 as compared to $1,121,248 and $75,648, respectively, for the corresponding period in 2006. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 8). For the six months ended June 30, 2007, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $660,355 as compared with $759,802 during the same period in 2006.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of June 2007. The June rent was collected in July 2007.
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
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January and April 2007 were $104,512 and $88,611, respectively. On July 23, 2007, a distribution to the limited partners of $75,486, or approximately $0.46 per limited partnership unit, was declared. Such distribution was paid July 30, 2007. The General Partner also received a distribution of $762 with respect to its 1% partnership interest.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007
UNAUDITED
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 7 — CONCENTRATION OF RISK
The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2007 and 2006. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
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
The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2007 and 2006 (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Orangethorpe Ave., Placentia, CA	$46,390	$45,099	$90,121	$88,287

Lakeshore Drive, Lake Elsinore, CA	40,787	47,253	79,243	91,176

Highland Ave., San Bernardino, CA	22,769	23,369	45,168	46,263

Total	$109,946	$115,721	$214,532	$225,726

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $109,946 during the three month period ended June 30, 2007, which represents a decrease of $5,775 from the corresponding period in 2006. The Partnership earned rental revenue of $214,532 during the six month period ended June 30, 2007, which represents a decrease of $11,194 from the corresponding period in 2006. The changes in rental revenue between 2007 and 2006 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Accounting fees	66.36%	61.04%	81.94%	77.69%
Distribution of information to limited partners	33.64%	38.96%	18.06%	22.31%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month and six month periods ended June 30, 2007 were essentially the same as the corresponding periods in 2006.
For the three month period ended June 30, 2007, net income decreased by $5,824 from 2006 to 2007 due to the decrease in revenues of $5,775, the decrease in interest and other income of $53, partially offset by the decrease in general and administrative expenses of $4. For the six month period ended June 30, 2007, net income decreased by $11,763 from 2006 to 2007 due to a decrease in revenues of $11,194, the decrease in interest and other income of $205, and the increase in general and administrative expenses of $364.
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
DEL TACO INCOME PROPERTIES IV
(a California limited partnership)
Registrant
Del Taco LLC
General Partner

Date: August 13, 2007	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002