Form 10-Q
period 2007-09-30
DEL TACO INCOME PROPERTIES IV
filed 2007-11-14
CIK 812630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

INDEX
DEL TACO INCOME PROPERTIES IV

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO INCOME PROPERTIES IV
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$126,001	$144,397
Receivable from Del Taco LLC	36,047	36,536
Deposits	551	615

Total current assets	162,599	181,548

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,457,219	1,415,768

	1,554,130	1,595,581

	$1,716,729	$1,777,129

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$11,972	$34,885
Accounts payable	11,649	10,571

Total current liabilities	23,621	45,456

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at September 30, 2007 and December 31, 2006	1,570,737	1,608,916
General partner-Del Taco LLC	(15,582)	(15,196)

	1,555,155	1,593,720

	$1,716,729	$1,777,129

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
RENTAL REVENUES	$112,025	$113,739	$326,557	$339,465

EXPENSES:
General and administrative	10,331	8,222	56,184	53,711
Depreciation	13,817	13,817	41,451	41,451

	24,148	22,039	97,635	95,162

Operating income	87,877	91,700	228,922	244,303

OTHER INCOME:
Interest	558	680	1,585	1,737
Other	175	225	300	525

Net income	$88,610	$92,605	$230,807	$246,565

Net income per limited partnership unit (note 2)	$0.53	$0.55	$1.38	$1.48

Number of units used in computing per unit amounts	165,375	165,375	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$230,807	$246,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,451	41,451
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	489	2,166
Deposits	64	(279)
Payable to limited partners	(22,913)	(4,340)
Accounts payable	1,078	(36)

Net cash provided by operating activities	250,976	285,527

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(269,372)	(291,964)

Net decrease in cash	(18,396)	(6,437)

Beginning cash balance	144,397	150,403

Ending cash balance	$126,001	$143,966

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2006 for Del Taco Income Properties IV (the Partnership or the Company). Amounts related to disclosure of December 31, 2006 balances within these interim financial statements were derived from the audited 2006 financial statements and notes thereto included in the 2006 Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership’s financial position at September 30, 2007, the results of operations for the three and nine month periods ended September 30, 2007 and 2006 and cash flows for the nine month periods ended September 30, 2007 and 2006 have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 165,375 units in 2007 and 2006.
Pursuant to the partnership agreement, annual partnership income or loss is allocated one percent to Del Taco LLC, formerly known as Del Taco Inc. (Del Taco or the General Partner), and 99 percent to the limited partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses, distributions and syndication costs, and until each class of limited partners receive their priority return as defined in the partnership agreement. Additional gains will be allocated 12 percent to the General Partner and 88 percent to the limited partners.
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

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
UNAUDITED
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended September 30, 2007, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $591,590 and unaudited net income of $19,040 as compared to $579,593 and $25,277, respectively, for the corresponding period in 2006. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended September 30, 2007, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $341,948 as compared with $368,235 during the same period in 2006.
For the nine months ended September 30, 2007, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,719,001 and unaudited net income of $53,942 as compared to $1,700,841 and $100,925, respectively, for the corresponding period in 2006. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 8). For the nine months ended September 30, 2007, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $1,002,303 as compared with $1,128,033 during the same period in 2006.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco LLC consists primarily of rent accrued for the month of September 2007. The September rent was collected in October 2007.
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
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January, April and July 2007 were $104,512, $88,611 and $76,249, respectively. On October 29, 2007, a distribution to the limited partners of $107,939 or approximately $0.65 per limited partnership unit, was declared. Such distribution was paid October 31, 2007. The General Partner also received a distribution of $1,090 with respect to its 1% partnership interest.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
UNAUDITED
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer. The reduction in payable to limited partners from December 31, 2006 to September 30, 2007 is primarily due to reissuing outstanding distribution checks to limited partners who were located in connection with the Partnership’s review of unclaimed property.
NOTE 7 — CONCENTRATION OF RISK
The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2007 and 2006.  Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
NOTE 8 — ACQUISITION OF GENERAL PARTNER
On January 30, 2007, the parent company of the General Partner entered into an agreement to sell all of its issued and outstanding common stock to Sagittarius Acquisitions II, Inc. the transaction was consummated on March 29, 2007 and did not have an impact on the financial position, results of operations or cash flows of the Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Del Taco Income Properties IV (the Partnership or the Company) offered limited partnership units for sale between June 1987 and June 1988. $4.135 million was raised through the sale of limited partnership units and used to acquire sites and build three restaurants, and also to pay commissions to brokers and to reimburse Del Taco LLC (Del Taco or the General Partner) for offering costs incurred. In February of 1992, approximately $442,000 raised during the offering but not required to acquire sites and build restaurants was distributed to the limited partners.
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
The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Orangethorpe Ave., Placentia, CA	$47,529	$46,057	$137,650	$134,344
Lakeshore Drive, Lake Elsinore, CA	41,034	44,188	120,277	135,364
Highland Ave., San Bernardino, CA	23,462	23,494	68,630	69,757

Total	$112,025	$113,739	$326,557	$339,465

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants plus supplemental rent as required by the Partnership agreement. The Partnership earned rental revenue of $112,025 during the three month period ended September 30, 2007, which represents a decrease of $1,714 from the corresponding period in 2006. The Partnership earned rental revenue of $326,557 during the nine month period ended September 30, 2007, which represents a decrease of $12,908 from the corresponding period in 2006. The changes in rental revenue between 2007 and 2006 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Accounting fees	52.13%	58.92%	76.46%	74.82%
Distribution of information to limited partners	47.87%	41.08%	23.54%	25.18%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month and nine month periods ended September 30, 2007 increased from the corresponding period in the previous year due to increased costs for accounting fees related to certain statutory filing requirements and increased printing costs.
For the three month period ended September 30, 2007, net income decreased by $3,995 from 2006 to 2007 due to the decrease in revenues of $1,714, the decrease in interest and other income of $172, and the increase in general and administrative expenses of $2,109. For the nine month period ended September 30, 2007, net income decreased by $15,758 from 2006 to 2007 due to a decrease in revenues of $12,908, the decrease in interest and other income of $377, and the increase in general and administrative expenses of $2,473.
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

DEL TACO INCOME PROPERTIES IV
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: November 14, 2007	/s/ Steven L. Brake

Steven L. Brake
Treasurer

Exhibits	Description

31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002