Form 10-K
period 2007-12-31
DEL TACO INCOME PROPERTIES IV
filed 2008-03-10
CIK 812630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐ Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

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
The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed three Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 32 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants plus supplemental rent as required by the partnership agreement. As of December 31, 2007, the Partnership had a total of three properties leased to Del Taco (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).
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
Item 1A. Risk Factors
None.
Item 2. Properties
The Partnership acquired three properties with proceeds obtained from the sale of limited partnership units:

Date of
			Restaurant	Commencement of
Address	City, State	Date of Acquisition	Constructed	Operation (1)
Orangethorpe Avenue	Placentia, CA	August 5, 1988	60 seat with drive through service window	March 27, 1989

Lakeshore Drive	Lake Elsinore, CA	February 1, 1989	60 seat with drive through service window	April 18, 1990 (2)

Highland Avenue	San Bernardino, CA	December 8, 1989	60 seat with drive through service window	July 13, 1990
See also Schedule III – Real Estate and Accumulated Depreciation included in Item 8.

(1)	Commencement of operation is the first date Del Taco, as lessee, operated the facility on the site as a Del Taco restaurant.

(2)	The restaurant is subleased to a franchisee of Del Taco and the restaurant operates as a Del Taco restaurant.

Item 3. Legal Proceedings
The Partnership is not a party to any material pending legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market for the Partnership’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities
The Partnership sold 165,415 ($4,135,375) limited partnership units during the public offering period ended June 3, 1988 and currently has 284 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 7 to the Notes to the Financial Statements contained under Item 8.
Item 6. Selected Financial Data
The selected financial data presented as of and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2007	2006	2005	2004	2003
Rental revenues	$435,344	$448,520	$458,027	$439,657	$439,657
General and administrative expense	66,626	63,845	62,255	60,837	62,441
Depreciation expense	55,268	55,268	55,268	55,268	55,268
Interest and other income	2,457	2,873	2,348	1,955	1,858
Net income	315,907	332,280	342,852	325,507	323,806
Net income per limited partnership unit	1.89	1.99	2.05	1.95	1.94
Cash distributions per limited partnership unit	2.27	2.38	2.34	2.52	2.34
Total assets	1,692,501	1,777,129	1,840,586	1,892,767	1,975,153
Long-term obligations	137,953	137,953	137,953	137,953	137,953

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
The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2007	2006	2005
Orangethorpe Ave., Placentia, CA	$183,608	$179,482	$176,686
Lakeshore Drive, Lake Elsinore, CA	159,535	176,494	185,435
Highland Ave., San Bernardino, CA	92,201	92,544	95,906

Total	$435,344	$448,520	$458,027

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)
Results of Operations (continued)
The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants plus supplemental rent as required by the partnership agreement. The Partnership earned rental revenues of $435,344 during the year ended December 31, 2007, which represents a decrease of $13,176 from 2006. The decrease in rental revenues was caused primarily by a decrease in sales at the restaurants under lease due to local competitive and industry factors. The Partnership earned rental revenues of $448,520 during the year ended December 31, 2006, which represents a decrease of $9,507 from 2005. The decrease in rental revenues was caused primarily by a decrease in sales at the restaurants under lease due to local competitive and industry factors. There was no supplemental rent for the years ended December 31, 2007, 2006 and 2005. Supplemental rent is calculated on an annual basis and recorded in the fourth quarter since the amount of supplemental rent, if any, is contingent upon the amount of annual gross sales and pretax profits of the restaurants which are not known until the end of the year. The amount of supplemental rent, if any, is the lesser of (a) the supplemental rental rate of 14.6 percent times the aggregate property costs of $3,011,349, less 12 percent of gross sales of the restaurants, or (b) 50 percent of the aggregate pretax profit, less general and administrative expenses (as defined) and 50 percent of the franchise royalties paid (as defined). To the extent 12 percent of gross sales of the restaurants exceeds the supplemental rent rate, the supplemental rent would be zero.
The following table breaks down general and administrative expenses by type of expense:
Percentage of Total General and Administrative Expense

	Years Ended December 31,
	2007	2006	2005
Accounting fees	68.79%	67.09%	64.47%
Distribution of information to limited partners	30.00	31.34	33.94
Other	1.21	1.57	1.59

	100.00	100.00	100.00

General and administrative costs increased by $2,781 from 2006 to 2007. The increase was caused primarily by increased costs for accounting fees.
General and administrative costs increased by $1,590 from 2005 to 2006. The increase was caused primarily by increased costs for annual audit fees.
Depreciation expense was the same in 2007, 2006, and 2005.
Net income decreased by $16,373 from 2006 to 2007 due to the decrease in revenues of $13,176, the increase in general and administrative expenses of $2,781, and the decrease in other income of $416.
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
None.
Item 8. Financial Statements

PART I. INFORMATION

Report of Independent Registered Public Accounting Firm
To the Partners
Del Taco Income Properties IV:
We have audited the accompanying balance sheets of Del Taco Income Properties IV (a California Limited Partnership) as of December 31, 2007 and 2006 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule of the company listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Income Properties IV as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We were not engaged to examine management’s assertion about the effectiveness of Del Taco Income Properties IV’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s report on internal control over financial reporting under Item 9A and, accordingly, we do not express an opinion thereon.
/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
Newport Beach, California
March 4, 2008

DEL TACO INCOME PROPERTIES IV
BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash	$115,922	$144,397
Receivable from Del Taco LLC	35,715	36,536
Deposits	551	615

Total current assets	152,188	181,548

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,471,036	1,415,768

	1,540,313	1,595,581

	$1,692,501	$1,777,129

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$12,502	$34,885
Accounts payable	10,819	10,571

Total current liabilities	23,321	45,456

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at December 31, 2007 and December 31, 2006	1,547,048	1,608,916
General partner-Del Taco LLC	(15,821)	(15,196)

	1,531,227	1,593,720

	$1,692,501	$1,777,129

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV
STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
RENTAL REVENUES	$435,344	$448,520	$458,027

EXPENSES:
General and administrative	66,626	63,845	62,255
Depreciation	55,268	55,268	55,268

	121,894	119,113	117,523

Operating income	313,450	329,407	340,504

OTHER INCOME:
Interest	2,082	2,273	1,848
Other	375	600	500

Net income	$315,907	$332,280	$342,852

Net income per limited partnership unit (note 2)	$1.89	$1.99	$2.05

Number of limited partnership units used in computing per unit amounts	165,375	165,375	165,375

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV
STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2007, 2006, and 2005

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2004	165,375	$1,721,394	$(14,060)	$1,707,334
Net Income	—	339,423	3,429	342,852
Cash Distributions	—	(387,554)	(3,915)	(391,469)

Balance, December 31, 2005	165,375	1,673,263	(14,546)	1,658,717
Net Income	—	328,957	3,323	332,280
Cash Distributions	—	(393,304)	(3,973)	(397,277)

Balance, December 31, 2006	165,375	1,608,916	(15,196)	1,593,720
Net Income	—	312,748	3,159	315,907
Cash Distributions	—	(374,616)	(3,784)	(378,400)

Balance, December 31, 2007	165,375	$1,547,048	$(15,821)	$1,531,227

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$315,907	$332,280	$342,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,268	55,268	55,268
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	821	2,398	6,831
Deposits	64	(215)	200
Payable to limited partners	(22,383)	(3,108)	1,080
Accounts payable	248	4,648	(4,644)

Net cash provided by operating activities	349,925	391,271	401,587

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(378,400)	(397,277)	(391,469)

Net (decrease) increase in cash	(28,475)	(6,006)	10,118

Beginning cash balance	144,397	150,403	140,285

Ending cash balance	$115,922	$144,397	$150,403

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
Concentration of Risk: The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2007. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. At December 31, 2007 and 2006, the Partnership had approximately $126,000 and $153,000, respectively, on deposit at one financial institution.
Fair Value of Financial Instruments: The fair values of cash, accounts receivables, deposits, accounts payable and payables to limited partners approximate the carrying amounts due to their short maturities.

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
NOTE 3 — OBLIGATION TO GENERAL PARTNER
Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of the gross proceeds of the offering. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. One percent of the gross proceeds of the offering has been paid to the General Partner. The remaining four percent of this fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the Partnership to accrue the site selection and development fee as an obligation to the General Partner. No fees were earned for such services during 2007, 2006, and 2005.
NOTE 4 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. Supplemental rent (as defined in the partnership agreement) may be earned if certain criteria are met. No supplemental rent was earned for the years ended December 31, 2007, 2006, and 2005, respectively. The leases terminate in the years 2023 to 2024. There is no minimum rental under any of the leases. The Partnership had a total of three properties leased to Del Taco as of December 31, 2007, 2006, and 2005 (Del Taco, in turn, has subleased one of the restaurants to a Del Taco franchisee for each of the three years ended December 31, 2007).
The two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,298,410, $2,266,878, and $2,271,600 and unaudited net income of $64,591, $127,296, and $211,722 for the years ended December 31, 2007, 2006, and 2005, respectively. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 10). The one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $1,329,458, $1,470,783, and $1,545,288 for the years ended December 31, 2007, 2006, and 2005, respectively.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
NOTE 5 — RELATED PARTIES
The receivable from Del Taco consists of rent accrued for the months of December 2007 and 2006. This amount was collected in January 2008 and 2007, respectively.
The General Partner received $3,784, $3,973 and $3,915 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2007, 2006 and 2005, respectively.
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
A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2007	2006	2005
Net income per financial statements	$315,907	$332,280	$342,852
Excess book depreciation	14,915	14,915	14,915

Taxable income	$330,822	$347,195	$357,767

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2007, is as follows (unaudited):

Partners’ equity per financial statements	$1,531,227
Issue costs of limited partnership units capitalized for tax purposes	579,259
Difference in book vs. tax depreciation	259,667

Partners’ equity for tax purposes	$2,370,153

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
NOTE 7 — CASH DISTRIBUTIONS TO LIMITED PARTNERS
Cash distributions paid to limited partners for the three years ended December 31, 2007 were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2004	$0.59	165,375	165,375
March 31, 2005	0.63	165,375	165,375
June 30, 2005	0.49	165,375	165,375
September 30, 2005	0.63	165,375	165,375

Total paid in 2005	$2.34

December 31, 2005	$0.64	165,375	165,375
March 31, 2006	0.55	165,375	165,375
June 30, 2006	0.56	165,375	165,375
September 30, 2006	0.63	165,375	165,375

Total paid in 2006	$2.38

December 31, 2006	$0.63	165,375	165,375
March 31, 2007	0.53	165,375	165,375
June 30, 2007	0.46	165,375	165,375
September 30, 2007	0.65	165,375	165,375

Total paid in 2007	$2.27

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Distributions declared in January 2008 amounted to $0.59 per limited partnership unit and were paid in January 2008.
NOTE 8 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2007
Rental revenues	$104,586	$109,946	$112,025	$108,787
Net income	54,067	88,130	88,610	85,100
Net income per limited partnership unit	0.32	0.53	0.53	0.51

Year ended December 31, 2006
Rental revenues	$110,004	$115,722	$113,739	$109,055
Net income	60,006	93,954	92,605	85,715
Net income per limited partnership unit	0.36	0.56	0.55	0.52

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
NOTE 9 – PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer. The reduction in payable to limited partners from December 31, 2006 to December 31, 2007 is primarily due to reissuing outstanding distribution checks to limited partners who were located in connection with the Partnership’s review of unclaimed property.
NOTE 10 – ACQUISITION OF GENERAL PARTNER
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
Item 9A. Controls and Procedures
Disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our President and Treasurer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures.
In connection with the preparation of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our President and Treasurer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.
Internal control over financial reporting
(a) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on these criteria.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding the effectiveness of internal control over financial reporting. Pursuant to temporary rules of the Securities and Exchange Commission, such attestation report is not required to be included in this filing; the Partnership is only required to provide management’s report in this annual report.
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
None.
PART III
Item 10. Directors and Executive Officers
(a) & (b) Del Taco serves as the Partnership’s sole general partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Shirlene Lopez	President	43
C. Ronald Petty	President of Development	63
James D. Stoops	Executive Vice President, Operations	55
Janet D. Erickson	Executive Vice President, Purchasing	51
Steven L. Brake	Treasurer	35
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters
(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships and Related Transactions
(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2007, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.
(1)	The General Partner earned $3,159 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $3,784 in distributions relating to its one percent interest in the Partnership.
(b)	During 2007, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2007 for any amount.

(d)	Not applicable.
Item 14. Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2007	2006
Audit Fees	$14,330	$14,580
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$14,330	$14,580

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm – Squar, Milner, Peterson, Miranda & Williamson, LLP
Balance Sheets
Statements of Income
Statements of Partners’ Equity
Statements of Cash Flows
Notes to Financial Statements

(a)(2)	Financial Statement Schedule

Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during 2007.

(c)	Exhibits required by Item 601 of Regulation S-K:
1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Income Properties IV filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Income Properties IV.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by Partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

31.1	Shirlene Lopez’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DEL TACO INCOME PROPERTIES IV — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period				Life on which
		Land	Buildings &		Land, buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed

Placentia, CA	$—	$465,933	$485,961	$—	$951,894	$371,567	1988	1988	20(LI), 35 (BI)
Lake Elsinore, CA	—	449,058	468,361	—	917,419	358,112	1989	1989	20(LI), 35 (BI)
San Bernardino, CA	—	321,709	335,538	—	657,247	256,538	1989	1989	20(LI), 35 (BI)

	$—	$1,236,700	$1,289,860	$—	$2,526,560	$986,217

		Accumulated
	Restaurants	Depreciation
Balances at December 31, 2004:	$2,526,560	$820,413
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2005:	2,526,560	875,681
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2006:	2,526,560	930,949
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2007:	$2,526,560	$986,217

The aggregate cost basis of Del Taco Income Properties IV real estate assets for Federal income tax purposes was $1,961,422 at December 31, 2007.
See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV a California limited partnership

Del Taco LLC General Partner

Date March 10, 2008	Shirlene Lopez Shirlene Lopez
President

Date March 10, 2008	C. Ronald Petty C. Ronald Petty
President of Development

Date March 10, 2008	Steven L. Brake Steven L. Brake Treasurer

EXHIBIT INDEX

Exhibit	Description
1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Income Properties IV filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Income Properties IV.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by Partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

31.1	Shirlene Lopez’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002