Form 10-Q
period 2008-03-31
DEL TACO INCOME PROPERTIES IV
filed 2008-05-15
CIK 812630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

INDEX
DEL TACO INCOME PROPERTIES IV

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO INCOME PROPERTIES IV
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$93,321	$115,922
Receivable from Del Taco LLC	36,998	35,715
Deposits	693	551

Total current assets	131,012	152,188

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,484,853	1,471,036

	1,526,496	1,540,313

	$1,657,508	$1,692,501

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$12,558	$12,502
Accounts payable	19,487	10,819

Total current liabilities	32,045	23,321

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at March 31, 2008 and December 31, 2007	1,503,768	1,547,048
General partner-Del Taco LLC	(16,258)	(15,821)

	1,487,510	1,531,227

	$1,657,508	$1,692,501

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

RENTAL REVENUES	$105,815	$104,586

EXPENSES:
General and administrative	37,737	37,303
Depreciation	13,817	13,817

	51,554	51,120

Operating income	54,261	53,466

OTHER INCOME:
Interest	266	502
Other	175	100

Net income	$54,702	$54,068

Net income per limited partnership unit (Note 2)	$0.33	$0.32

Number of units used in computing per unit amounts	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$54,702	$54,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,817	13,817
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(1,283)	(359)
Deposits	(142)	(155)
Payable to limited partners	56	441
Accounts payable	8,668	21,240

Net cash provided by operating activities	75,818	89,052

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(98,419)	(104,512)

Net decrease in cash	(22,601)	(15,460)

Beginning cash balance	115,922	144,397

Ending cash balance	$93,321	$128,937

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2007 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2008, the results of operations and cash flows for the three month periods ended March 31, 2008 and 2007 have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 165,375 in 2008 and 2007.
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
For the three months ended March 31, 2008, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $576,865 and unaudited net income of $5,654 as compared to unaudited amounts of $551,084 and $18,947, respectively, for the corresponding period in 2007. Del Taco net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to food, labor and operating expense increases that exceeded the growth in restaurant revenues. For the three months ended March 31, 2008, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $304,930 as compared to unaudited sales of $320,468 during the same period in 2007.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2008
UNAUDITED
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of March 2008. The March rent receivable was collected in April 2008.
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
NOTE 5 — DISTRIBUTIONS
On April 24, 2008, a distribution to the limited partners of $75,005, or approximately $0.45 per limited partnership unit, was approved. Such distribution was paid on April 30, 2008. The General Partner also received a distribution of $758 with respect to its 1% partnership interest.
Total cash distributions declared and paid in January 2008 were $98,419.
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.
NOTE 7 — CONCENTRATION OF RISK
The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2008 and 2007. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended
	March 31,
	2008	2007
Orangethorpe Ave., Placentia, CA	$46,105	$43,731
Lakeshore Drive, Lake Elsinore, CA	36,591	38,456
Highland Ave., San Bernardino, CA	23,119	22,399

Total	$105,815	$104,586

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $105,815 during the three month period ended March 31, 2008, which represents an increase of $1,229 from 2007. The change in rental revenues between 2007 and 2008 is directly attributable to increases in sales at the restaurants under lease.
The increase in accounts payable from December 31, 2007 is a seasonal increase due to the timing of payment for certain annual accounting, audit and tax services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense

	Three Months Ended
	March 31,
	2008	2007
Accounting fees	85.39%	82.78%
Distribution of information to limited partners	14.61	17.22

	100.00%	100.00%

General and administrative costs increased slightly from 2007 to 2008 primarily due to increased audit and tax preparation fees, which was partially offset by decreased printing costs.
For the three months ended March 31, 2008, net income increased by $634 from 2007 to 2008 due to the increase in revenues of $1,229 which was partially offset by the decrease in interest and other income of $161 and the increase in general and administrative expenses of $434.
Significant Recent Accounting Pronouncements
None
Off-Balance Sheet Arrangements
None
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2007 Form 10-K.
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
Item 4T. Controls and Procedures
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

DEL TACO INCOME PROPERTIES IV (a California limited partnership)
Registrant

Del Taco LLC General Partner

Date: May 15, 2008	/s/ Steven L. Brake

Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002