Form 10-Q
period 2008-06-30
DEL TACO INCOME PROPERTIES IV
filed 2008-08-14
CIK 812630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

INDEX
DEL TACO INCOME PROPERTIES IV

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO INCOME PROPERTIES IV
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$118,763	$115,922
Receivable from Del Taco LLC	37,587	35,715
Deposits	665	551

Total current assets	157,015	152,188

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,498,670	1,471,036

	1,512,679	1,540,313

	$1,669,694	$1,692,501

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$13,472	$12,502
Accounts payable	16,528	10,819

Total current liabilities	30,000	23,321

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at June 30, 2008 and December 31, 2007	1,517,857	1,547,048
General partner-Del Taco LLC	(16,116)	(15,821)

	1,501,741	1,531,227

	$1,669,694	$1,692,501

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
RENTAL REVENUES	$111,894	$109,946	$217,709	$214,532

EXPENSES:
General and administrative	8,940	8,550	46,676	45,853
Depreciation	13,817	13,817	27,634	27,634

	22,757	22,367	74,310	73,487

Operating income	89,137	87,579	143,399	141,045

OTHER INCOME:
Interest	108	526	373	1,027
Other	750	25	925	125

Net income	$89,995	$88,130	$144,697	$142,197

Net income per limited partnership unit (note 2)	$0.54	$0.53	$0.87	$0.85

Number of units used in computing per unit amounts	165,375	165,375	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$144,697	$142,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,634	27,634
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(1,872)	(1,164)
Deposits	(114)	64
Payable to limited partners	970	1,173
Accounts payable	5,709	(3,872)

Net cash provided by operating activities	177,024	166,032

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(174,183)	(193,123)

Net increase (decrease) in cash	2,841	(27,091)

Beginning cash balance	115,922	144,397

Ending cash balance	$118,763	$117,306

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
UNAUDITED
NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2007 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2008, the results of operations for the three and six month periods ended June 30, 2008 and 2007 and cash flows for the six month periods ended June 30, 2008 and 2007 have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Amounts related to disclosure of December 31, 2007 balances within these condensed financial statements were derived from the audited 2007 financial statements.
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

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
UNAUDITED
NOTE 3 - LEASING ACTIVITIES - continued
For the three months ended June 30, 2008, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $604,060 and unaudited net losses of $5,416 as compared to $576,328 and unaudited net income of $15,505 for the corresponding period in 2007. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to food, labor and operating expense increases that exceeded the growth in restaurant revenues. For the three months ended June 30, 2008, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $328,383 as compared with $339,887 during the same period in 2007.
For the six months ended June 30, 2008, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,180,926 and unaudited net income of $238 as compared to $1,127,412 and unaudited net income of $34,452 for the corresponding period in 2007. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to food, labor and operating expense increases that exceeded the growth in restaurant revenues. For the six months ended June 30, 2008, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $633,318 as compared with $660,355 during the same period in 2007.
NOTE 4 - TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of June 2008. The June rent was collected in July 2008.
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
NOTE 5 - DISTRIBUTIONS
Total cash distributions declared and paid in January and April 2008 were $98,420 and $75,763, respectively. On July 23, 2008, a distribution to the limited partners of $99,288, or approximately $0.60 per limited partnership unit, was declared. Such distribution was paid July 30, 2008. The General Partner also received a distribution of $1,003 with respect to its 1% partnership interest in July 2008.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
UNAUDITED
NOTE 6 - PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 7 - CONCENTRATION OF RISK
The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2008 and 2007. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. At June 30, 2008 and December 31, 2007, the Partnership had approximately $124,000 and $126,000, respectively, on deposit at one financial institution.

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
The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2008 and 2007 (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Orangethorpe Ave., Placentia, CA	$48,012	$46,390	$94,117	$90,121

Lakeshore Drive, Lake Elsinore, CA	39,407	40,787	75,998	79,243

Highland Ave., San Bernardino, CA	24,475	22,769	47,594	45,168

Total	$111,894	$109,946	$217,709	$214,532

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $111,894 during the three month period ended June 30, 2008, which represents an increase of $1,948 from the corresponding period in 2007. The Partnership earned rental revenue of $217,709 during the six month period ended June 30, 2008, which represents an increase of $3,177 from the corresponding period in 2007. The changes in rental revenue between 2008 and 2007 are directly attributable to increases in sales levels at the restaurants under lease.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations-continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Accounting fees	52.61%	66.36%	80.57%	81.94%
Distribution of information to limited partners	47.39%	33.64%	19.43%	18.06%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs increased slightly during the three and six month periods from 2007 to 2008 primarily due to increased audit fees and printing costs, which were partially offset by decreased accounting fees.
For the three month period ended June 30, 2008, net income increased by $1,865 from 2007 to 2008 due to the increase in revenues of $1,948 and the increase in interest and other income of $307, partially offset by the increase in general and administrative expenses of $390. For the six month period ended June 30, 2008, net income increased by $2,500 from 2007 to 2008 due to an increase in revenues of $3,177 and the increase in interest and other income of $146, partially offset by the increase in general and administrative expenses of $823.
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

DEL TACO INCOME PROPERTIES IV (a California limited partnership) Registrant Del Taco LLC General Partner
Date: August 14, 2008	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit	Description
31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002