Form 10-Q
period 2008-09-30
DEL TACO INCOME PROPERTIES IV
filed 2008-11-14
CIK 812630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

INDEX
DEL TACO INCOME PROPERTIES IV

     PART I. FINANCIAL INFORMATION
     ITEM I. FINANCIAL STATEMENTS
DEL TACO INCOME PROPERTIES IV
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$120,371	$115,922
Receivable from Del Taco LLC	36,643	35,715
Deposits	637	551

Total current assets	157,651	152,188

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,512,487	1,471,036

	1,498,862	1,540,313

	$1,656,513	$1,692,501

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$14,662	$12,502
Accounts payable	10,612	10,819

Total current liabilities	25,274	23,321

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at September 30, 2008 and December 31, 2007	1,509,486	1,547,048
General partner-Del Taco LLC	(16,200)	(15,821)

	1,493,286	1,531,227

	$1,656,513	$1,692,501

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
RENTAL REVENUES	$113,926	$112,025	$331,635	$326,557

EXPENSES:
General and administrative	8,484	10,331	55,160	56,184
Depreciation	13,817	13,817	41,451	41,451

	22,301	24,148	96,611	97,635

Operating income	91,625	87,877	235,024	228,922

OTHER INCOME:
Interest	135	558	508	1,585
Other	75	175	1,000	300

Net income	$91,835	$88,610	$236,532	$230,807

Net income per limited partnership unit (note2)	$0.55	$0.53	$1.42	$1.38

Number of units used in computing per unit amounts	165,375	165,375	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$236,532	$230,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,451	41,451
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(928)	489
Deposits	(86)	64
Payable to limited partners	2,160	(22,913)
Accounts payable	(207)	1,078

Net cash provided by operating activities	278,922	250,976

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(274,473)	(269,372)

Net increase (decrease) in cash	4,449	(18,396)

Beginning cash balance	115,922	144,397

Ending cash balance	$120,371	$126,001

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2007 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2008, the results of operations for the three and nine month periods ended September 30, 2008 and 2007 and cash flows for the nine month periods ended September 30, 2008 and 2007 have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Amounts related to disclosure of December 31, 2007 balances within these condensed financial statements were derived from the audited 2007 financial statements.
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

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
UNAUDITED
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended September 30, 2008, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $616,726 and unaudited net income of $4,138 as compared to $591,590 and unaudited net income of $19,040 for the corresponding period in 2007. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to food, labor and operating expense increases that exceeded the growth in restaurant revenues. For the three months ended September 30, 2008, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $332,656 as compared with $341,948 during the same period in 2007.
For the nine months ended September 30, 2008, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,797,651 and unaudited net income of $4,376 as compared to $1,719,001 and unaudited net income of $53,942 for the corresponding period in 2007. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to food, labor and operating expense increases that exceeded the growth in restaurant revenues. For the nine months ended September 30, 2008, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $965,974 as compared with $1,002,303 during the same period in 2007.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of September 2008. The September rent was collected in October 2008.
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
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January, April and July 2008 were $98,420, $75,763 and $100,290, respectively. On October 23, 2008, a distribution to the limited partners of $99,702, or approximately $0.60 per limited partnership unit, was declared. Such distribution was paid October 30, 2008. The General Partner also received a distribution of $1,007 with respect to its 1% partnership interest in October 2008.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
UNAUDITED
NOTE 6 – PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 7 – CONCENTRATION OF RISK
The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2008 and 2007. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. At September 30, 2008 and December 31, 2007, the Partnership had approximately $131,000 and $126,000, respectively, on deposit at one financial institution.

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
The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2008 and 2007 (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Orangethorpe Ave., Placentia, CA	$48,708	$47,529	$142,825	$137,650
Lakeshore Drive, Lake Elsinore, CA	39,919	41,034	115,917	120,277
Highland Ave., San Bernardino, CA	25,299	23,462	72,893	68,630

Total	$113,926	$112,025	$331,635	$326,557

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $113,926 during the three month period ended September 30, 2008, which represents an increase of $1,901 from the corresponding period in 2007. The Partnership earned rental revenue of $331,635 during the nine month period ended September 30, 2008, which represents an increase of $5,078 from the corresponding period in 2007. The changes in rental revenue between 2008 and 2007 are directly attributable to increases in sales levels at the restaurants under lease.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Accounting fees	64.91%	52.13%	78.16%	76.46%
Distribution of information to limited partners	35.09%	47.87%	21.84%	23.54%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs decreased during the three month period from 2007 to 2008 primarily due to decreased printing costs. General and administrative costs for the nine month period ended September 30, 2008 decreased from the corresponding period in 2007 due to decreased accounting, printing and distribution costs, partially offset by increased audit and tax preparation fees.
For the three month period ended September 30, 2008, net income increased by $3,225 from 2007 to 2008 due to the increase in revenues of $1,901 and the decrease in general and administrative expenses of $1,847, partially offset by the decrease in interest and other income of $523. For the nine month period ended September 30, 2008, net income increased by $5,725 from 2007 to 2008 due to an increase in revenues of $5,078 and the decrease in general and administrative expenses of $1,024, partially offset by the decrease in interest and other income of $377.
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
Not applicable.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:
Item 6. Exhibits
(a)	Exhibits
31.1	Nick Shepherd’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: November 14, 2008	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX
Exhibit	Description

31.1	Nick Shepherd’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002