Form 10-K
period 2008-12-31
DEL TACO INCOME PROPERTIES IV
filed 2009-03-11
CIK 812630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

PART I
Item 1. Business
Del Taco Income Properties IV (the Partnership, us, we or our) is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act. The Partnership’s General Partner is Del Taco LLC, a California limited liability company (Del Taco or the General Partner). The Partnership sold 165,415 units totaling $4.135 million through an offering of limited partnership units from June 1987 through June 1988. The term of the partnership agreement is until December 31, 2027, unless terminated earlier by means provided in the partnership agreement.
The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed three Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 32 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants plus supplemental rent as required by the partnership agreement. As of December 31, 2008, the Partnership had a total of three properties leased to Del Taco (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).
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
The Partnership sold 165,415 ($4,135,375) limited partnership units during the public offering period ended June 3, 1988 and currently has 280 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 7 to the Notes to the Financial Statements contained under Item 8.
Item 6. Selected Financial Data
The selected financial data presented as of and for the years ended December 31, 2008, 2007, 2006, 2005, and 2004, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2008	2007	2006	2005	2004
Rental revenues	$443,351	$435,344	$448,520	$458,027	$439,657

General and administrative expense	64,782	66,626	63,845	62,255	60,837

Depreciation expense	55,268	55,268	55,268	55,268	55,268

Interest and other income	1,826	2,457	2,873	2,348	1,955

Net income	325,127	315,907	332,280	342,852	325,507

Net income per limited partnership unit	1.95	1.89	1.99	2.05	1.95

Cash distributions per limited partnership unit	2.24	2.27	2.38	2.34	2.52

Total assets	1,643,562	1,692,501	1,777,129	1,840,586	1,892,767

Long-term obligations	137,953	137,953	137,953	137,953	137,953

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
The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2008	2007	2006
Orangethorpe Ave., Placentia, CA	$190,038	$183,608	$179,482
Lakeshore Drive, Lake Elsinore, CA	154,046	159,535	176,494
Highland Ave., San Bernardino, CA	99,267	92,201	92,544

Total	$443,351	$435,344	$448,520

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Results of Operations (continued)
The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants plus supplemental rent as required by the partnership agreement. The Partnership earned rental revenues of $443,351 during the year ended December 31, 2008, which represents an increase of $8,007 from 2007. The increase in rental revenues was caused primarily by increases in sales levels at the restaurants under lease. The Partnership earned rental revenues of $435,344 during the year ended December 31, 2007, which represents a decrease of $13,176 from 2006. The decrease in rental revenues was caused primarily by a decrease in sales at the restaurants under lease due to local competitive and industry factors. There was no supplemental rent for the years ended December 31, 2008, 2007 and 2006. Supplemental rent is calculated on an annual basis and recorded in the fourth quarter since the amount of supplemental rent, if any, is contingent upon the amount of annual gross sales and pretax profits of the restaurants which are not known until the end of the year. The amount of supplemental rent, if any, is the lesser of (a) the supplemental rental rate of 14.6 percent times the aggregate property costs of $3,011,349, less 12 percent of gross sales of the restaurants, or (b) 50 percent of the aggregate pretax profit, less general and administrative expenses (as defined) and 50 percent of the franchise royalties paid (as defined). To the extent 12 percent of gross sales of the restaurants exceeds the supplemental rent rate, the supplemental rent would be zero.
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total General and Administrative Expense
	Years Ended December 31,
	2008	2007	2006
Accounting fees	71.67%	68.79%	67.09%
Distribution of information to limited partners	27.09	30.00	31.34
Other	1.24	1.21	1.57

	100.00	100.00	100.00

General and administrative costs decreased by $1,844 from 2007 to 2008. The decrease was caused primarily by decreased costs for accounting fees and printing and distribution of information to partners, partially offset by an increase in annual audit fees.
General and administrative costs increased by $2,781 from 2006 to 2007. The increase was caused primarily by increased costs for accounting fees.
Depreciation expense was the same in 2008, 2007, and 2006.
Net income increased by $9,220 from 2007 to 2008 due to the increase in revenues of $8,007 and the decrease in general and administrative expenses of $1,844, which was partially offset by the decrease in interest and other income of $631.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
None.

Item 8. Financial Statements and Supplementary Data
PART I. INFORMATION

Report of Independent Registered Public Accounting Firm
To the Partners
Del Taco Income Properties IV:
We have audited the accompanying balance sheets of Del Taco Income Properties IV (a California Limited Partnership) as of December 31, 2008 and 2007 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule of the Partnership listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Income Properties IV as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We were not engaged to examine management’s assessment of the effectiveness of Del Taco Income Properties IV’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s report on internal control over financial reporting under Item 9A(T) and, accordingly, we do not express an opinion thereon.
/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
Newport Beach, California
March 2, 2009

DEL TACO INCOME PROPERTIES IV
BALANCE SHEETS

	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash	$120,448	$115,922
Receivable from Del Taco LLC	37,461	35,715
Deposits	608	551

Total current assets	158,517	152,188

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,526,304	1,471,036

	1,485,045	1,540,313

	$1,643,562	$1,692,501

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$13,898	$12,502
Accounts payable	10,540	10,819

Total current liabilities	24,438	23,321

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY AT DECEMBER 31, 2008 AND 2007:
Limited partners; 165,375 units outstanding at December 31, 2008 and December 31, 2007	1,497,493	1,547,048
General partner-Del Taco LLC	(16,322)	(15,821)

	1,481,171	1,531,227

	$1,643,562	$1,692,501

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV
STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
RENTAL REVENUES	$443,351	$435,344	$448,520

EXPENSES:
General and administrative	64,782	66,626	63,845
Depreciation	55,268	55,268	55,268

	120,050	121,894	119,113

Operating income	323,301	313,450	329,407

OTHER INCOME:
Interest	576	2,082	2,273
Other	1,250	375	600

Net income	$325,127	$315,907	$332,280

Net income per limited partnership unit (note 2)	$1.95	$1.89	$1.99

Number of limited partnership units used in computing per unit amounts	165,375	165,375	165,375

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV
STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2008, 2007, and 2006

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2005	165,375	$1,673,263	$(14,546)	$1,658,717

Net Income	—	328,957	3,323	332,280

Cash Distributions	—	(393,304)	(3,973)	(397,277)

Balance, December 31, 2006	165,375	1,608,916	(15,196)	1,593,720

Net Income	—	312,748	3,159	315,907

Cash Distributions	—	(374,616)	(3,784)	(378,400)

Balance, December 31, 2007	165,375	1,547,048	(15,821)	1,531,227

Net Income	—	321,876	3,251	325,127

Cash Distributions	—	(371,431)	(3,752)	(375,183)

Balance, December 31, 2008	165,375	$1,497,493	$(16,322)	$1,481,171

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$325,127	$315,907	$332,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,268	55,268	55,268
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(1,746)	821	2,398
Deposits	(57)	64	(215)
Payable to limited partners	1,396	(22,383)	(3,108)
Accounts payable	(279)	248	4,648

Net cash provided by operating activities	379,709	349,925	391,271

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(375,183)	(378,400)	(397,277)

Net increase (decrease) in cash	4,526	(28,475)	(6,006)

Beginning cash balance	115,922	144,397	150,403

Ending cash balance	$120,448	$115,922	$144,397

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
Concentration of Risk: The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2008. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The Federal Depository Insurance Commission’s limits were $250,000 and $100,000 at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the Partnership had approximately $127,000 and $126,000, respectively, on deposit at one financial institution.
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
NOTE 3 — OBLIGATION TO GENERAL PARTNER
Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of the gross proceeds of the offering. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. One percent of the gross proceeds of the offering has been paid to the General Partner. The remaining four percent of this fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the Partnership to accrue the site selection and development fee as an obligation to the General Partner. No fees were earned for such services during 2008, 2007, and 2006.
NOTE 4 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. Supplemental rent (as defined in the partnership agreement) may be earned if certain criteria are met. No supplemental rent was earned for the years ended December 31, 2008, 2007, and 2006, respectively. The leases terminate in the years 2023 to 2024. There is no minimum rental under any of the leases. The Partnership had a total of three properties leased to Del Taco as of December 31, 2008, 2007, and 2006 (Del Taco, in turn, has subleased one of the restaurants to a Del Taco franchisee for each of the three years ended December 31, 2008).
The two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,410,870, $2,298,410, and $2,266,878 and unaudited net income of $45,809, $64,591, and $127,296 for the years ended December 31, 2008, 2007, and 2006, respectively. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 10). The one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $1,283,717, $1,329,458, and $1,470,783 for the years ended December 31, 2008, 2007, and 2006, respectively.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 5 — RELATED PARTIES
The receivable from Del Taco consists of rent accrued for the months of December 2008 and 2007. This amount was collected in January 2009 and 2008, respectively.
The General Partner received $3,752, $3,784 and $3,973 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2008, 2007 and 2006, respectively.
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
A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2008	2007	2006
Net income per financial statements	$325,127	$315,907	$332,280

Excess book depreciation	14,915	14,915	14,915

Taxable income	$340,042	$330,822	$347,195

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2008, is as follows (unaudited):

Partners’ equity per financial statements	$1,481,171

Issue costs of limited partnership units capitalized for tax purposes	579,259

Difference in book vs. tax depreciation	274,582

Partners’ equity for tax purposes	$2,335,012

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS - CONTINUED
NOTE 7 — CASH DISTRIBUTIONS TO LIMITED PARTNERS
Cash distributions paid to limited partners for the three years ended December 31, 2008 were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2005	$0.64	165,375	165,375
March 31, 2006	0.55	165,375	165,375
June 30, 2006	0.56	165,375	165,375
September 30, 2006	0.63	165,375	165,375

Total paid in 2006	$2.38

December 31, 2006	$0.63	165,375	165,375
March 31, 2007	0.53	165,375	165,375
June 30, 2007	0.46	165,375	165,375
September 30, 2007	0.65	165,375	165,375

Total paid in 2007	$2.27

December 31, 2007	$0.59	165,375	165,375
March 31, 2008	0.45	165,375	165,375
June 30, 2008	0.60	165,375	165,375
September 30, 2008	0.60	165,375	165,375

Total paid in 2008	$2.24

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Distributions declared in January 2009 amounted to $0.61 per limited partnership unit and were paid in January 2009.
NOTE 8 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2008
Rental revenues	$105,815	$111,894	$113,926	$111,716
Net income	54,702	89,995	91,835	88,595
Net income per limited partnership unit	0.33	0.54	0.55	0.53

Year ended December 31, 2007
Rental revenues	$104,586	$109,946	$112,025	$108,787
Net income	54,067	88,130	88,610	85,100
Net income per limited partnership unit	0.32	0.53	0.53	0.51

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS — CONTINUED
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None
Item 9A(T). Controls and Procedures
Disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Treasurer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures.
In connection with the preparation of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on these criteria.
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
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
(a) & (b) Del Taco serves as the Partnership’s sole general partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Paul J.B. Murphy, III	Chief Executive Officer	54
James W. Lyons	Chief Development Officer	53
James D. Stoops	Executive Vice President, Operations	56
Janet D. Erickson	Executive Vice President, Purchasing	52
Steven L. Brake	Treasurer	36
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

Paul J. B. Murphy, III, Chief Executive Officer of Del Taco LLC. Mr. Murphy has served as Chief Executive Officer since February of 2009. He previously served as President and Chief Executive Officer of Einstein Noah Restaurant Group, Inc. (formerly, New World Restaurant Group, Inc.) from October of 2003 to December of 2008.
James W. Lyons, Chief Development Officer of Del Taco LLC. Mr. Lyons has served as Chief Development Officer since September of 2008. He previously served as Chief Operating Officer of Popeyes Chicken and Biscuits (a division of AFC Enterprises, Inc.), from March of 2007 to December of 2007, and as Chief Development Officer of Popeyes Chicken and Biscuits from July of 2004 to March of 2007. Prior to that, he served as Vice President of Development for Domino’s Pizza from 2002 to July of 2004.
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
Steven L. Brake, Vice President, Treasurer and Controller of Del Taco LLC.  Mr. Brake has been Treasurer since March 2006 and previously served as the Corporate Controller of Del Taco LLC from September 2003 to March of 2006.  From December 1995 until September 2003 Mr. Brake spent seven years with Arthur Andersen and one year with KPMG LLP in their respective audit departments.  Mr. Brake is a licensed certified public accountant and holds a Bachelor of Arts degree in Economics from the University of California, Irvine and an MBA from the Paul Merage School of Business at the University of California, Irvine.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management
(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.
(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.
(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships, Related Transactions, and Director Independence
(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2008, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.
(1)	The General Partner earned $3,251 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $3,752 in distributions relating to its one percent interest in the Partnership.
(b)	During 2008, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2008 for any amount.

(d)	Not applicable.
Item 14. Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2008	2007
Audit Fees	$17,779	$14,330
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$17,779	$14,330

The General Partner approves all the audit and non-audit services, and related fees, provided to the Partnership by the independent auditors prior to the services being rendered.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm – Squar, Milner, Peterson, Miranda & Williamson, LLP

Balance Sheets

Statements of Income

Statements of Partners’ Equity

Statements of Cash Flows

Notes to Financial Statements

(a)(2)	Financial Statement Schedule

Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during 2008.

(c)	Exhibits required by Item 601 of Regulation S-K:
1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Income Properties IV filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Income Properties IV.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by Partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

31.1	Paul J.B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DEL TACO INCOME PROPERTIES IV
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period				Life on which
		Land	Buildings &		Land, buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed

Placentia, CA	$—	$465,933	$485,961	$—	$951,894	$392,390	1988	1988	20 (LI), 35 (BI)
Lake Elsinore, CA	—	449,058	468,361	—	917,419	378,181	1989	1989	20 (LI), 35 (BI)
San Bernardino, CA	—	321,709	335,538	—	657,247	270,914	1989	1989	20 (LI), 35 (BI)

	$—	$1,236,700	$1,289,860	$—	$2,526,560	$1,041,485

		Accumulated
	Restaurants	Depreciation
Balances at December 31, 2005:	$2,526,560	$875,681
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2006:	2,526,560	930,949
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2007:	2,526,560	986,217
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2008:	$2,526,560	$1,041,485

The aggregate cost basis of Del Taco Income Properties IV real estate assets for Federal income tax purposes was $1,961,422 at December 31, 2008.
See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV
a California limited partnership

Del Taco LLC General Partner

Date March 11, 2009	Paul J.B. Murphy, III
Paul J.B. Murphy, III
Chief Executive Officer

Date March 11, 2009	James W. Lyons James W. Lyons
Chief Development Officer

Date March 11, 2009	Steven L. Brake Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit	Description
1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Income Properties IV filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Income Properties IV.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by Partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

31.1	Paul J.B. Murphy, III Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002