Form 10-Q
period 2009-03-31
DEL TACO INCOME PROPERTIES IV
filed 2009-05-15
CIK 812630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file no. 33-13437

DEL TACO INCOME PROPERTIES IV
(A California limited partnership)
(Exact name of registrant as specified in its charter)

California	33-0241855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

25521 Commercentre Drive Lake Forest, California	92630 (Zip Code)
(Address of principal executive offices)

(949) 462-9300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

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

INDEX
DEL TACO INCOME PROPERTIES IV

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO INCOME PROPERTIES IV
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$109,278	$120,448
Receivable from Del Taco LLC	38,414	37,461
Deposits	579	608

Total current assets	148,271	158,517

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,540,121	1,526,304

	1,471,228	1,485,045

	$1,619,499	$1,643,562

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$14,018	$13,898
Accounts payable	29,761	10,540

Total current liabilities	43,779	24,438

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at March 31, 2009 and December 31, 2008	1,454,524	1,497,493
General partner-Del Taco LLC	(16,757)	(16,322)

	1,437,767	1,481,171

	$1,619,499	$1,643,562

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
RENTAL REVENUES	$106,120	$105,815

EXPENSES:
General and administrative	34,241	37,737
Depreciation	13,817	13,817

	48,058	51,554

Operating income	58,062	54,261

OTHER INCOME:
Interest	35	266
Other	50	175

Net income	$58,147	$54,702

Net income per limited partnership unit (Note 2)	$0.35	$0.33

Number of units used in computing per unit amounts	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$58,147	$54,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,817	13,817
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(953)	(1,283)
Deposits	29	(142)
Payable to limited partners	120	56
Accounts payable	19,221	8,668

Net cash provided by operating activities	90,381	75,818

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(101,551)	(98,419)

Net decrease in cash	(11,170)	(22,601)

Beginning cash balance	120,448	115,922

Ending cash balance	$109,278	$93,321

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2008 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2009, the results of operations and cash flows for the three month periods ended March 31, 2009 and 2008 have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Amounts related to the disclosure of December 31, 2008 balances within these condensed financial statements were derived from the 2008 audited financial statements.
NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 165,375 in 2009 and 2008.
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
For the three months ended March 31, 2009, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $585,280 and unaudited net income of $9,807 as compared to unaudited amounts of $576,865 and $5,654, respectively, for the corresponding period in 2008. Del Taco net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended March 31, 2009, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $299,053 as compared to unaudited sales of $304,930 during the same period in 2008.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
MARCH 31, 2009
UNAUDITED
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of March 2009. The March rent receivable was collected in April 2009.
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
NOTE 5 — DISTRIBUTIONS
On April 28, 2009, a distribution to the limited partners of $89,357, or approximately $0.54 per limited partnership unit, was approved. Such distribution was paid on April 30, 2009. The General Partner also received a distribution of $903 with respect to its 1% partnership interest.
Total cash distributions declared and paid in January 2009 were $101,551.
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.
NOTE 7 — CONCENTRATION OF RISK
The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2009 and 2008. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The Federal Depository Insurance Commission’s limits were $250,000 and $100,000 at March 31, 2009 and 2008, respectively. At March 31, 2009 and December 31, 2008, the Partnership had approximately $115,000 and $127,000, respectively, on deposit at one financial institution.

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
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended
	March 31,
	2009	2008
Orangethorpe Ave., Placentia, CA	$45,060	$46,105

Lakeshore Drive, Lake Elsinore, CA	35,886	36,591

Highland Ave., San Bernardino, CA	25,174	23,119

Total	$106,120	$105,815

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $106,120 during the three month period ended March 31, 2009, which represents an increase of $305 from 2008. The change in rental revenues between 2008 and 2009 is directly attributable to increases in sales at the restaurants under lease.
The increase in accounts payable from December 31, 2008 is a seasonal increase due to the timing of payment for certain annual accounting, audit and tax services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended
	March 31,
	2009	2008
Accounting fees	84.72%	85.39%
Distribution of information to limited partners	15.28	14.61

	100.00%	100.00%

General and administrative costs decreased from 2008 to 2009 primarily due to decreased audit fees, tax preparation fees, and costs for printing and the distribution of information to limited partners.
For the three months ended March 31, 2009, net income increased by $3,445 from 2008 to 2009 due to the increase in revenues of $305 and the decrease in general and administrative expenses of $3,496, which was partially offset by the decrease in interest and other income of $356.
Significant Recent Accounting Pronouncements
None
Off-Balance Sheet Arrangements
None
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2008 Form 10-K.
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
     (c) Asset-Backed issuers:
Not applicable.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:
Item 6. Exhibits
31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DEL TACO INCOME PROPERTIES IV
(a California limited partnership)
Registrant
Del Taco LLC
General Partner

Date: May 15, 2009	/s/ Steven L. Brake
Steven L. Brake
Treasurer