Form 10-Q
period 2009-06-30
DEL TACO INCOME PROPERTIES IV
filed 2009-08-14
CIK 812630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

INDEX
DEL TACO INCOME PROPERTIES IV

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO INCOME PROPERTIES IV
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$103,184	$120,448
Receivable from Del Taco LLC	36,649	37,461
Deposits	552	608

Total current assets	140,385	158,517

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,553,938	1,526,304

	1,457,411	1,485,045

	$1,597,796	$1,643,562

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$14,436	$13,898
Accounts payable	9,102	10,540

Total current liabilities	23,538	24,438

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at June 30, 2009 and December 31, 2008	1,453,075	1,497,493
General partner-Del Taco LLC	(16,770)	(16,322)

	1,436,305	1,481,171

	$1,597,796	$1,643,562

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
RENTAL REVENUES	$111,467	$111,894	$217,587	$217,709

EXPENSES:
General and administrative	9,028	8,940	43,270	46,676
Depreciation	13,817	13,817	27,634	27,634

	22,845	22,757	70,904	74,310

Operating income	88,622	89,137	146,683	143,399

OTHER INCOME:
Interest	25	108	61	373
Other	150	750	200	925

Net income	$88,797	$89,995	$146,944	$144,697

Net income per limited partnership unit (note 2)	$0.53	$0.54	$0.88	$0.87

Number of units used in computing per unit amounts	165,375	165,375	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$146,944	$144,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,634	27,634
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	812	(1,872)
Deposits	56	(114)
Payable to limited partners	538	970
Accounts payable	(1,438)	5,709

Net cash provided by operating activities	174,546	177,024

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(191,810)	(174,183)

Net increase (decrease) in cash	(17,264)	2,841

Beginning cash balance	120,448	115,922

Ending cash balance	$103,184	$118,763

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2008 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2009, the results of operations for the three and six month periods ended June 30, 2009 and 2008 and cash flows for the six month periods ended June 30, 2009 and 2008 have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Amounts related to disclosure of December 31, 2008 balances within these condensed financial statements were derived from the audited 2008 financial statements. Management has evaluated subsequent events through August 14, 2009, which is the date the financial statements were issued.
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

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

UNAUDITED
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended June 30, 2009, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $603,828 and unaudited net income of $10,322 as compared to unaudited sales of $604,060 and unaudited net losses of $5,416 for the corresponding period in 2008. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the reduction in net losses from the corresponding period of the prior year primarily relates to reduced operating expenses. For the three months ended June 30, 2009, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $325,065 as compared with $328,383 during the same period in 2008.
For the six months ended June 30, 2009, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,189,108 and unaudited net income of $20,129 as compared to unaudited sales of $1,180,926 and unaudited net income of $238 for the corresponding period in 2008. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net income from the corresponding period of the prior year primarily relates to reduced operating expenses and increased sales compared to the prior year. For the six months ended June 30, 2009, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $624,118 as compared with $633,318 during the same period in 2008.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of June 2009. The June rent was collected in July 2009.
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
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January and April 2009 were $101,551 and $90,259, respectively. On July 28, 2009, a distribution to the limited partners of $82,911, or approximately $0.50 per limited partnership unit, was declared. Such distribution was paid July 31, 2009. The General Partner also received a distribution of $837 with respect to its 1% partnership interest in July 2009.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

UNAUDITED
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 7 — CONCENTRATION OF RISK
The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2009 and 2008. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. The Federal Depository Insurance Commission’s limits were $250,000 and $100,000 at June 30, 2009 and 2008, respectively. At June 30, 2009 and December 31, 2008, the Partnership had approximately $110,000 and $127,000, respectively, on deposit at one financial institution.

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
The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2009 and 2008 (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Orangethorpe Ave., Placentia, CA	$47,229	$48,012	$92,289	$94,117
Lakeshore Drive, Lake Elsinore, CA	39,008	39,407	74,894	75,998
Highland Ave., San Bernardino, CA	25,230	24,475	50,404	47,594

Total	$111,467	$111,894	$217,587	$217,709

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $111,467 during the three month period ended June 30, 2009, which represents a decrease of $427 from the corresponding period in 2008. The Partnership earned rental revenue of $217,587 during the six month period ended June 30, 2009, which represents a decrease of $122 from the corresponding period in 2008. The changes in rental revenues between 2008 and 2009 are directly attributable to decreases in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Accounting fees	63.02%	52.61%	81.25%	80.57%
Distribution of information to limited partners	36.98%	47.39%	18.75%	19.43%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs were essentially the same during the three month periods ending June 30, 2008 and 2009. General and administrative costs decreased during the six month period from 2008 to 2009 due to decreased accounting and audit fees and printing costs.
For the three month period ended June 30, 2009, net income decreased by $1,198 from 2008 to 2009 due to the decrease in revenues of $427, the decrease in interest and other income of $683, and the increase in general and administrative expenses of $88. For the six month period ended June 30, 2009, net income increased by $2,247 from 2008 to 2009 due to a decrease in general and administrative expenses of $3,406, partially offset by the decrease in revenues of $122 and the decrease in interest and other income of $1,037.
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

DEL TACO INCOME PROPERTIES IV (a California limited partnership) Registrant Del Taco LLC General Partner
Date: August 14, 2009	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX
Exhibit No.	Description
31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002