Form 10-Q
period 2009-09-30
DEL TACO INCOME PROPERTIES IV
filed 2009-11-16
CIK 812630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

INDEX
DEL TACO INCOME PROPERTIES IV

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS
DEL TACO INCOME PROPERTIES IV
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$127,721	$120,448
Receivable from Del Taco LLC	35,902	37,461
Deposits	704	608

Total current assets	164,327	158,517

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,567,755	1,526,304

	1,443,594	1,485,045

	$1,607,921	$1,643,562

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$15,736	$13,898
Accounts payable	18,982	10,540

Total current liabilities	34,718	24,438

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at September 30, 2009 and December 31, 2008	1,452,030	1,497,493
General partner-Del Taco LLC	(16,780)	(16,322)

	1,435,250	1,481,171

	$1,607,921	$1,643,562

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
RENTAL REVENUES	$109,092	$113,926	$326,680	$331,635

EXPENSES:
General and administrative	12,731	8,484	56,001	55,160
Depreciation	13,817	13,817	41,451	41,451

	26,548	22,301	97,452	96,611

Operating income	82,544	91,625	229,228	235,024

OTHER INCOME:
Interest	24	135	85	508
Other	125	75	325	1,000

Net income	$82,693	$91,835	$229,638	$236,532

Net income per limited partnership unit (note 2)	$0.50	$0.55	$1.37	$1.42

Number of units used in computing per unit amounts	165,375	165,375	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$229,638	$236,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,451	41,451
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	1,559	(928)
Deposits	(96)	(86)
Payable to limited partners	1,838	2,160
Accounts payable	8,442	(207)

Net cash provided by operating activities	282,832	278,922

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(275,559)	(274,473)

Net increase in cash	7,273	4,449

Beginning cash balance	120,448	115,922

Ending cash balance	$127,721	$120,371

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2008 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2009, the results of operations for the three and nine month periods ended September 30, 2009 and 2008 and cash flows for the nine month periods ended September 30, 2009 and 2008 have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Amounts related to disclosure of December 31, 2008 balances within these condensed financial statements were derived from the audited 2008 financial statements. Management has evaluated subsequent events through November 16, 2009, which is the date the financial statements were issued.
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

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009
UNAUDITED
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended September 30, 2009, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $583,287 and unaudited net losses of $1,356 as compared to $616,726 and unaudited net income of $4,138 for the corresponding period in 2008. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the reduction in net income from the corresponding period of the prior year primarily relates to decreased sales compared to the prior year. For the three months ended September 30, 2009, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $325,817 as compared with $332,656 during the same period in 2008.
For the nine months ended September 30, 2009, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,772,395 and unaudited net income of $18,773 as compared to $1,797,651 and unaudited net income of $4,376 for the corresponding period in 2008. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net income from the corresponding period of the prior year primarily relates to reduced operating expenses, partially offset by reduced sales compared to the prior year. For the nine months ended September 30, 2009, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $949,936 as compared with $965,974 during the same period in 2008.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of September 2009. The September rent was collected in October 2009.
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
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January, April and July 2009 were $101,551, $90,259 and $83,749, respectively. On October 27, 2009, a distribution to the limited partners of $105,915, or approximately $0.64 per limited partnership unit, was declared. Such distribution was paid October 30, 2009. The General Partner also received a distribution of $1,070 with respect to its 1% partnership interest in October 2009.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009
UNAUDITED
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 7 — CONCENTRATION OF RISK
The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2009 and 2008. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The Federal Depository Insurance Commission’s limit was $250,000 at September 30, 2009 and December 31, 2008. At September 30, 2009 and December 31, 2008, the Partnership had approximately $130,000 and $127,000, respectively, on deposit at one financial institution.

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
The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2009 and 2008 (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Orangethorpe Ave., Placentia, CA	$48,894	$48,708	$141,183	$142,825

Lakeshore Drive, Lake Elsinore, CA	39,098	39,919	113,992	115,917

Highland Ave., San Bernardino, CA	21,100	25,299	71,505	72,893

Total	$109,092	$113,926	$326,680	$331,635

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $109,092 during the three month period ended September 30, 2009, which represents a decrease of $4,834 from the corresponding period in 2008. The Partnership earned rental revenue of $326,680 during the nine month period ended September 30, 2009, which represents a decrease of $4,955 from the corresponding period in 2008. The changes in rental revenues between 2008 and 2009 are directly attributable to decreases in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Accounting fees	40.61%	64.91%	72.01%	78.16%
Distribution of information to limited partners	59.39%	35.09%	27.99%	21.84%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended September 30, 2009 increased from the corresponding period in 2008 primarily due to increased printing costs and bank charges, partially offset by reduced accounting costs. General and administrative costs for the nine month period ended September 30, 2009 increased from the corresponding period in 2008 primarily due to increased bank charges, partially offset by reduced accounting and tax preparation costs.
For the three month period ended September 30, 2009, net income decreased by $9,142 from 2008 to 2009 due to the decrease in revenues of $4,834, the decrease in interest and other income of $61 and the increase in general and administrative expenses of $4,247. For the nine month period ended September 30, 2009, net income decreased by $6,894 from 2008 to 2009 due to a decrease in revenues of $4,955, the decrease in interest and other income of $1,098 and the increase in general and administrative expenses of $841.
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
The partnership accounts for property and equipment in accordance with authoritative guidance issued by the Financial Accounting Standards Board that requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

DEL TACO INCOME PROPERTIES IV (a California limited partnership) Registrant

Del Taco LLC General Partner

Date: November 16, 2009	/s/ Steven L. Brake Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002