Form 10-K
period 2009-12-31
DEL TACO INCOME PROPERTIES IV
filed 2010-03-12
CIK 812630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes        No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

DOCUMENTS INCORPORATED BY REFERENCE

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
The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed three Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 32 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants plus supplemental rent as required by the partnership agreement. As of December 31, 2009, the Partnership had a total of three properties leased to Del Taco (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).
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

Item 1A.	Risk Factors
None.

Item 2.	Properties
The Partnership acquired three properties with proceeds obtained from the sale of limited partnership units:

Date of
		Date of	Restaurant	Commencement
Address	City, State	Acquisition	Constructed	of Operation (1)
Orangethorpe Avenue	Placentia, CA	August 5, 1988	60 seat with drive through service window	March 27, 1989

Lakeshore Drive	Lake Elsinore, CA	February 1, 1989	60 seat with drive through service window	April 18, 1990 (2)

Highland Avenue	San Bernardino, CA	December 8, 1989	60 seat with drive through service window	July 13, 1990
See also Schedule III – Real Estate and Accumulated Depreciation included in Item 8.

(1)	Commencement of operation is the first date Del Taco, as lessee, operated the facility on the site as a Del Taco restaurant.

(2)	The restaurant is subleased to a franchisee of Del Taco and the restaurant operates as a Del Taco restaurant.

Item 3.	Legal Proceedings
The Partnership is not a party to any material pending legal proceedings.

Item 4.	[Reserved]
PART II

Item 5.	Market for the Partnership’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities
The Partnership sold 165,415 ($4,135,375) limited partnership units during the public offering period ended June 3, 1988 and currently has 272 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 7 to the Notes to the Financial Statements contained under Item 8.

Item 6.	Selected Financial Data
The selected financial data presented as of and for the years ended December 31, 2009, 2008, 2007, 2006, and 2005, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2009	2008	2007	2006	2005
Rental revenues	$434,004	$443,351	$435,344	$448,520	$458,027
General and administrative expense	64,794	64,782	66,626	63,845	62,255

Depreciation expense	55,268	55,268	55,268	55,268	55,268

Interest and other income	990	1,826	2,457	2,873	2,348

Net income	314,932	325,127	315,907	332,280	342,852
Net income per limited partnership unit	1.89	1.95	1.89	1.99	2.05
Cash distributions per limited partnership unit	2.29	2.24	2.27	2.38	2.34

Total assets	1,578,174	1,643,562	1,692,501	1,777,129	1,840,586

Long-term obligations	137,953	137,953	137,953	137,953	137,953

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2009	2008	2007
Orangethorpe Ave., Placentia, CA	$188,989	$190,038	$183,608
Lakeshore Drive, Lake Elsinore, CA	151,851	154,046	159,535
Highland Ave., San Bernardino, CA	93,164	99,267	92,201

Total	$434,004	$443,351	$435,344

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Results of Operations – (continued)
The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants plus supplemental rent as required by the partnership agreement. The Partnership earned rental revenues of $434,004 during the year ended December 31, 2009, which represents a decrease of $9,347 from 2008. The changes in rental revenues between 2008 and 2009 are directly attributable to decreases in sales levels at the restaurants under lease due to local competitive and industry factors. The Partnership earned rental revenues of $443,351 during the year ended December 31, 2008, which represents an increase of $8,007 from 2007. The changes in rental revenues between 2007 and 2008 are directly attributable to increases in sales levels at the restaurants under lease. There was no supplemental rent for the years ended December 31, 2009, 2008 and 2007. Supplemental rent is calculated on an annual basis and recorded in the fourth quarter since the amount of supplemental rent, if any, is contingent upon the amount of annual gross sales and pretax profits of the restaurants which are not known until the end of the year. The amount of supplemental rent, if any, is the lesser of (a) the supplemental rental rate of 14.6 percent times the aggregate property costs of $3,011,349, less 12 percent of gross sales of the restaurants, or (b) 50 percent of the aggregate pretax profit, less general and administrative expenses (as defined) and 50 percent of the franchise royalties paid (as defined). To the extent 12 percent of gross sales of the restaurants exceeds the supplemental rent rate, the supplemental rent would be zero.
The following table breaks down general and administrative expenses by type of expense:
Percentage of Total General and Administrative Expense

	Years Ended December 31,
	2009	2008	2007
Accounting fees	65.87%	71.67%	68.79%
Distribution of information to limited partners	27.90	27.09	30.00
Other	6.23	1.24	1.21

	100.00%	100.00%	100.00%

General and administrative costs increased by $12 from 2008 to 2009. The increase was caused primarily due to increased bank charges, partially offset by reduced accounting and tax preparation costs.
General and administrative costs decreased by $1,844 from 2007 to 2008. The decrease was caused primarily by decreased costs for accounting fees and printing and distribution of information to partners, partially offset by an increase in annual audit fees.
Depreciation expense was the same in 2009, 2008, and 2007.
Net income decreased by $10,195 from 2008 to 2009 due to the decrease in revenues of $9,347, the increase in general and administrative expenses of $12, and the decrease in other income of $836.
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
PART I. INFORMATION

Report of Independent Registered Public Accounting Firm
To the Partners
Del Taco Income Properties IV:
We have audited the accompanying balance sheets of Del Taco Income Properties IV (a California Limited Partnership) as of December 31, 2009 and 2008 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule of the Partnership listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Income Properties IV as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We were not engaged to examine management’s assessment of the effectiveness of Del Taco Income Properties IV’s internal control over financial reporting as of December 31, 2009 included in the accompanying Management’s report on internal control over financial reporting under Item 9A(T) and, accordingly, we do not express an opinion thereon.
/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
Newport Beach, California
March 10, 2010

DEL TACO INCOME PROPERTIES IV
BALANCE SHEETS

	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash	$112,034	$120,448
Receivable from Del Taco LLC	35,686	37,461
Deposits	677	608

Total current assets	148,397	158,517

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,581,572	1,526,304

	1,429,777	1,485,045

	$1,578,174	$1,643,562

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$15,832	$13,898
Accounts payable	10,830	10,540

Total current liabilities	26,662	24,438

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at December 31, 2009 and December 31, 2008	1,430,557	1,497,493
General partner-Del Taco LLC	(16,998)	(16,322)

	1,413,559	1,481,171

	$1,578,174	$1,643,562

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV
STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
RENTAL REVENUES	$434,004	$443,351	$435,344

EXPENSES:
General and administrative	64,794	64,782	66,626
Depreciation	55,268	55,268	55,268

	120,062	120,050	121,894

Operating income	313,942	323,301	313,450

OTHER INCOME:
Interest	115	576	2,082
Other	875	1,250	375

Net income	$314,932	$325,127	$315,907

Net income per limited partnership unit (note 2)	$1.89	$1.95	$1.89

Number of limited partnership units used in computing per unit amounts	165,375	165,375	165,375

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV
STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2009, 2008, and 2007

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2006	165,375	$1,608,916	$(15,196)	$1,593,720

Net Income	—	312,748	3,159	315,907

Cash Distributions	—	(374,616)	(3,784)	(378,400)

Balance, December 31, 2007	165,375	1,547,048	(15,821)	1,531,227

Net Income	—	321,876	3,251	325,127

Cash Distributions	—	(371,431)	(3,752)	(375,183)

Balance, December 31, 2008	165,375	1,497,493	(16,322)	1,481,171

Net Income	—	311,783	3,149	314,932

Cash Distributions	—	(378,719)	(3,825)	(382,544)

Balance, December 31, 2009	165,375	$1,430,557	$(16,998)	$1,413,559

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$314,932	$325,127	$315,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,268	55,268	55,268
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	1,775	(1,746)	821
Deposits	(69)	(57)	64
Payable to limited partners	1,934	1,396	(22,383)
Accounts payable	290	(279)	248

Net cash provided by operating activities	374,130	379,709	349,925

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(382,544)	(375,183)	(378,400)

Net increase (decrease) in cash	(8,414)	4,526	(28,475)

Beginning cash balance	120,448	115,922	144,397

Ending cash balance	$112,034	$120,448	$115,922

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
Basis of Accounting: The Partnership utilizes the accrual method of accounting for transactions relating to the business of the Partnership. The summary of significant accounting policies presented below is designed to assist in understanding the Partnership’s financial statements. Such financial statements and accompanying notes are the representations of the Partnership’s management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (GAAP) in all material respects, and have been consistently applied in preparing the accompanying financial statements.
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
Use of Estimates: The preparation of the financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
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
Concentration of Risk: The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2009. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The Federal Depository Insurance Commission’s limits were $250,000 at December 31, 2009 and 2008. At December 31, 2009 and 2008, the Partnership had approximately $118,000 and $127,000, respectively, on deposit at one financial institution.
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
NOTE 3 — OBLIGATION TO GENERAL PARTNER
Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of the gross proceeds of the offering. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. One percent of the gross proceeds of the offering has been paid to the General Partner. The remaining four percent of this fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the Partnership to accrue the site selection and development fee as an obligation to the General Partner. No fees were earned for such services during 2009, 2008, and 2007.
NOTE 4 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. Supplemental rent (as defined in the partnership agreement) may be earned if certain criteria are met. No supplemental rent was earned for the years ended December 31, 2009, 2008, and 2007, respectively. The leases terminate in the years 2023 to 2024. There is no minimum rental under any of the leases. The Partnership had a total of three properties leased to Del Taco as of December 31, 2009, 2008, and 2007 (Del Taco, in turn, has subleased one of the restaurants to a Del Taco franchisee for each of the three years ended December 31, 2009).
The two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,351,274, $2,410,870, and $2,298,410 and unaudited net income of $40,157, $45,809, and $64,591 for the years ended December 31, 2009, 2008, and 2007, respectively. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense and reduced restaurant revenues. The one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $1,265,429, $1,283,717, and $1,329,458 for the years ended December 31, 2009, 2008, and 2007, respectively.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 5 — RELATED PARTIES
The receivable from Del Taco consists of rent accrued for the months of December 2009 and 2008. This amount was collected in January 2010 and 2009, respectively.
The General Partner received $3,825, $3,752 and $3,784 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2009, 2008 and 2007, respectively.
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
A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2009	2008	2007
Net income per financial statements	$314,932	$325,127	$315,907

Excess book depreciation	14,915	14,915	14,915

Taxable income	$329,847	$340,042	$330,822

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2009, is as follows (unaudited):

Partners’ equity per financial statements	$1,413,559

Issue costs of limited partnership units capitalized for tax purposes	579,259

Difference in book vs. tax depreciation	289,497

Partners’ equity for tax purposes	$2,282,315

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 7 — CASH DISTRIBUTIONS TO LIMITED PARTNERS
Cash distributions paid to limited partners for the three years ended December 31, 2009 were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2006	$0.63	165,375	165,375
March 31, 2007	0.53	165,375	165,375
June 30, 2007	0.46	165,375	165,375
September 30, 2007	0.65	165,375	165,375

Total paid in 2007	$2.27

December 31, 2007	$0.59	165,375	165,375
March 31, 2008	0.45	165,375	165,375
June 30, 2008	0.60	165,375	165,375
September 30, 2008	0.60	165,375	165,375

Total paid in 2008	$2.24

December 31, 2008	$0.61	165,375	165,375
March 31, 2009	0.54	165,375	165,375
June 30, 2009	0.50	165,375	165,375
September 30, 2009	0.64	165,375	165,375

Total paid in 2009	$2.29

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Distributions declared in January 2010 for the quarter ended December 31, 2009 amounted to $0.55 per limited partnership unit and were paid in February 2010.
NOTE 8 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2009
Rental revenues	$106,120	$111,467	$109,092	$107,325
Net income	58,147	88,797	82,693	85,295
Net income per limited partnership unit	0.35	0.53	0.50	0.51

Year ended December 31, 2008
Rental revenues	$105,815	$111,894	$113,926	$111,716
Net income	54,702	89,995	91,835	88,595
Net income per limited partnership unit	0.33	0.54	0.55	0.53

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
  Disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Treasurer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost—benefit relationship of possible controls and procedures.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on these criteria.
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
(a) & (b) Del Taco serves as the Partnership’s sole general partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Paul J.B. Murphy, III	Chief Executive Officer	55
James W. Lyons	Chief Development Officer	54
James D. Stoops	Executive Vice President, Operations	57
Janet D. Erickson	Executive Vice President, Purchasing	53
Steven L. Brake	Treasurer	37
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management
(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2009, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.
(1)	The General Partner earned $3,149 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $3,825 in distributions relating to its one percent interest in the Partnership.
(b)	During 2009, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2009 for any amount.

(d)	Not applicable.

Item 14.	Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2009	2008
Audit Fees	$17,547	$17,779
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$17,547	$17,779

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm – Squar, Milner, Peterson, Miranda & Williamson, LLP
Balance Sheets
Statements of Income
Statements of Partners’ Equity
Statements of Cash Flows
Notes to Financial Statements

(a)(2)	Financial Statement Schedule

Schedule III — Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during 2009.

(c)	Exhibits required by Item 601 of Regulation S-K:
1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Income Properties IV filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Income Properties IV.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by Partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

31.1	Paul J.B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DEL TACO INCOME PROPERTIES IV
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period				Life on which
		Land	Buildings &		Land, buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed

Placentia, CA	$—	$465,933	$485,961	$—	$951,894	$413,213	1988	1988	20 (LI), 35 (BI)
Lake Elsinore, CA	—	449,058	468,361	—	917,419	398,250	1989	1989	20 (LI), 35 (BI)
San Bernardino, CA	—	321,709	335,538	—	657,247	285,290	1989	1989	20 (LI), 35 (BI)

	$—	$1,236,700	$1,289,860	$—	$2,526,560	$1,096,753

		Accumulated
	Restaurants	Depreciation
Balances at December 31, 2006:	$2,526,560	$930,949
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2007:	2,526,560	986,217
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2008:	2,526,560	1,041,485
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2009:	$2,526,560	$1,096,753

The aggregate cost basis of Del Taco Income Properties IV real estate assets for Federal income tax purposes was $1,961,422 at December 31, 2009.
See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV a California limited partnership Del Taco LLC General Partner
Date March 12, 2010	Paul J. B. Murphy, III
Paul J. B. Murphy, III
Chief Executive Officer

Date March 12, 2010	James W. Lyons
James W. Lyons
Chief Development Officer

Date March 12, 2010	Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit	Description
1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Income Properties IV filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Income Properties IV.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by Partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

31.1	Paul J.B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002