Form 10-Q
period 2010-06-30
DEL TACO INCOME PROPERTIES IV
filed 2010-08-16
CIK 812630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

INDEX
DEL TACO INCOME PROPERTIES IV

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO INCOME PROPERTIES IV
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$112,024	$112,034
Receivable from Del Taco LLC	34,673	35,686
Deposits	625	677

Total current assets	147,322	148,397

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,600,611	1,581,572

	1,410,738	1,429,777

	$1,558,060	$1,578,174

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$17,199	$15,832
Accounts payable	7,840	10,830

Total current liabilities	25,039	26,662

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at June 30, 2010 and December 31, 2009	1,412,251	1,430,557
General partner-Del Taco LLC	(17,183)	(16,998)

	1,395,068	1,413,559

	$1,558,060	$1,578,174

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
RENTAL REVENUES	$102,420	$111,467	$202,166	$217,587

EXPENSES:
General and administrative	7,667	9,028	41,411	43,270
Depreciation	9,213	13,817	19,039	27,634

	16,880	22,845	60,450	70,904

Operating income	85,540	88,622	141,716	146,683

OTHER INCOME:
Interest	20	25	46	61
Other	150	150	225	200

Net income	$85,710	$88,797	$141,987	$146,944

Net income per limited partnership unit (note 2)	$0.51	$0.53	$0.85	$0.88

Number of units used in computing per unit amounts	165,375	165,375	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$141,987	$146,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,039	27,634
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	1,013	812
Deposits	52	56
Payable to limited partners	1,367	538
Accounts payable	(2,990)	(1,438)

Net cash provided by operating activities	160,468	174,546

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(160,478)	(191,810)

Net change in cash	(10)	(17,264)

Beginning cash balance	112,034	120,448

Ending cash balance	$112,024	$103,184

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2009 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2010, the results of operations for the three and six month periods ended June 30, 2010 and 2009 and cash flows for the six month periods ended June 30, 2010 and 2009 have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Amounts related to disclosure of December 31, 2009 balances within these condensed financial statements were derived from the audited 2009 financial statements.
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

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
UNAUDITED
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended June 30, 2010, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $547,301 and unaudited net losses of $25 as compared to unaudited sales of $603,828 and unaudited net income of $10,322 for the corresponding period in 2009. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to a reduction in restaurant revenues. For the three months ended June 30, 2010, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $306,198 as compared with $325,065 during the same period in 2009.
For the six months ended June 30, 2010, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,086,578 and unaudited net losses of $10,193 as compared to unaudited sales of $1,189,108 and unaudited net income of $20,129 for the corresponding period in 2009. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to a reduction in restaurant revenues. For the six months ended June 30, 2010, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $598,139 as compared with $624,118 during the same period in 2009.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of June 2010. The June rent was collected in July 2010.
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
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January and April 2010 were $91,202 and $69,276, respectively. On July 28, 2010, a distribution to the limited partners of $88,927, or approximately $0.54 per limited partnership unit, was declared. Such distribution was paid August 5, 2010. The General Partner also received a distribution of $898 with respect to its 1% partnership interest.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
UNAUDITED
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 7 — CONCENTRATION OF RISK
The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2010 and 2009. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The Federal Depository Insurance Commission’s limits were $250,000 at June 30, 2010 and December 31, 2009. At June 30, 2010 and December 31, 2009, the Partnership had approximately $113,000 and $118,000, respectively, on deposit at one financial institution.

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
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Orangethorpe Ave., Placentia, CA	$45,446	$47,229	$89,607	$92,289
Lakeshore Drive, Lake Elsinore, CA	36,744	39,008	71,777	74,894
Highland Ave., San Bernardino, CA	20,230	25,230	40,782	50,404

Total	$102,420	$111,467	$202,166	$217,587

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $102,420 during the three month period ended June 30, 2010, which represents a decrease of $9,047 from the corresponding period in 2009. The Partnership earned rental revenue of $202,166 during the six month period ended June 30, 2010, which represents a decrease of $15,421 from the corresponding period in 2009. The changes in rental revenues between 2009 and 2010 are directly attributable to decreases in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Accounting fees	58.18%	63.02%	79.71%	81.25%
Distribution of information to limited partners	41.82%	36.98%	20.29%	18.75%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs decreased during the three month and six month periods from 2009 to 2010 primarily due to decreased audit fees, tax preparation fees, and software licensing fees.
For the three month period ended June 30, 2010, net income decreased by $3,087 from 2009 to 2010 due to the decrease in revenues of $9,047 and the decrease in interest and other income of $5, partially offset by the decrease in general and administrative expenses of $1,361 and the decrease of depreciation expense of $4,604. For the six month period ended June 30, 2010, net income decreased by $4,957 from 2009 to 2010 due to the decrease in revenues of $15,421, partially offset by the increase in interest and other income of $10, the decrease in general and administrative expenses of $1,859 and the decrease of depreciation expense of $8,595.
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

DEL TACO INCOME PROPERTIES IV (a California limited partnership) Registrant Del Taco LLC General Partner
Date: August 16, 2010	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002