Form 10-Q
period 2010-09-30
DEL TACO INCOME PROPERTIES IV
filed 2010-11-15
CIK 812630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

INDEX
DEL TACO INCOME PROPERTIES IV

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS
DEL TACO INCOME PROPERTIES IV
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$123,945	$112,034
Receivable from Del Taco LLC	33,959	35,686
Deposits	754	677

Total current assets	158,658	148,397

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,609,824	1,581,572

	1,401,525	1,429,777

	$1,560,183	$1,578,174

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$16,498	$15,832
Accounts payable	14,040	10,830

Total current liabilities	30,538	26,662

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at September 30, 2010 and December 31, 2009	1,408,908	1,430,557
General partner-Del Taco LLC	(17,216)	(16,998)

	1,391,692	1,413,559

	$1,560,183	$1,578,174

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
RENTAL REVENUES	$105,523	$109,092	$307,689	$326,680

EXPENSES:
General and administrative	9,963	12,731	51,374	56,001
Depreciation	9,213	13,817	28,252	41,451

	19,176	26,548	79,626	97,452

Operating income	86,347	82,544	228,063	229,228

OTHER INCOME:
Interest	27	24	73	85
Other	75	125	300	325

Net income	$86,449	$82,693	$228,436	$229,638

Net income per limited partnership unit (note 2)	$0.52	$0.50	$1.37	$1.37

Number of units used in computing per unit amounts	165,375	165,375	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$228,436	$229,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,252	41,451
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	1,727	1,559
Deposits	(77)	(96)
Payable to limited partners	666	1,838
Accounts payable	3,210	8,442

Net cash provided by operating activities	262,214	282,832

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(250,303)	(275,559)

Net change in cash	11,911	7,273

Beginning cash balance	112,034	120,448

Ending cash balance	$123,945	$127,721

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2009 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2010, the results of operations for the three and nine month periods ended September 30, 2010 and 2009 and cash flows for the nine month periods ended September 30, 2010 and 2009 have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Amounts related to disclosure of December 31, 2009 balances within these condensed financial statements were derived from the audited 2009 financial statements.
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

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
UNAUDITED
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended September 30, 2010, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $560,545 and unaudited net income of $9,066 as compared to $583,287 and unaudited net losses of $1,356 for the corresponding period in 2009. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and the reduction in net losses from the corresponding period of the prior year primarily relates to reduced interest charges due to a decrease in debt and related interest rate. For the three months ended September 30, 2010, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $318,811 as compared with $325,817 during the same period in 2009.
For the nine months ended September 30, 2010, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,647,123 and unaudited net losses of $1,128 as compared to $1,772,395 and unaudited net income of $18,773 for the corresponding period in 2009. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to reduced sales compared to the prior year. For the nine months ended September 30, 2010, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $916,950 as compared with $949,936 during the same period in 2009.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of September 2010. The September rent was collected in October 2010.
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
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January, April and July 2010 were $91,202, $69,276 and $89,825, respectively. On October 27, 2010, a distribution to the limited partners of $101,423, or approximately $0.61 per limited partnership unit, was declared. Such distribution was paid November 3, 2010. The General Partner also received a distribution of $1,024 with respect to its 1% partnership interest in November 2010.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
UNAUDITED
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 7 — CONCENTRATION OF RISK
The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2010 and 2009. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The Federal Depository Insurance Commission’s limit was $250,000 at September 30, 2010 and December 31, 2009. At September 30, 2010 and December 31, 2009, the Partnership had approximately $126,000 and $118,000, respectively, on deposit at one financial institution.

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
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Orangethorpe Ave., Placentia, CA	$45,989	$48,894	$135,596	$141,183
Lakeshore Drive, Lake Elsinore, CA	38,257	39,098	110,034	113,992
Highland Ave., San Bernardino, CA	21,277	21,100	62,059	71,505

Total	$105,523	$109,092	$307,689	$326,680

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $105,523 during the three month period ended September 30, 2010, which represents a decrease of $3,569 from the corresponding period in 2009. The Partnership earned rental revenue of $307,689 during the nine month period ended September 30, 2010, which represents a decrease of $18,991 from the corresponding period in 2009. The changes in rental revenues between 2009 and 2010 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Accounting fees	68.22%	40.61%	77.48%	72.01%
Distribution of information to limited partners	31.78%	59.39%	22.52%	27.99%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended September 30, 2010 decreased from the corresponding period in 2009 primarily due to decreased printing costs and bank charges, partially offset by increased accounting costs and software licensing fees. General and administrative costs for the nine month period ended September 30, 2010 decreased from the corresponding period in 2009 primarily due to decreased printing costs and bank charges, partially offset by increased accounting costs. Depreciation costs for the three month and nine month periods ended September 30, 2010 decreased from the corresponding period in 2009 because of some assets becoming fully depreciated.
For the three month period ended September 30, 2010, net income increased by $3,756 from 2009 to 2010 due to the decrease in general and administrative expenses of $2,768 and the decrease in depreciation expense of $4,604, partially offset by the decrease in revenues of $3,569 and the decrease in interest and other income of $47. For the nine month period ended September 30, 2010, net income decreased by $1,202 from 2009 to 2010 due to a decrease in revenues of $18,991 and the decrease in interest and other income of $37, partially offset by the decrease in general and administrative expenses of $4,627 and the decrease in depreciation expense of $13,199.
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

DEL TACO INCOME PROPERTIES IV (a California limited partnership) Registrant Del Taco LLC General Partner
Date: November 15, 2010	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002