Form 10-K
period 2010-12-31
DEL TACO INCOME PROPERTIES IV
filed 2011-03-30
CIK 812630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes        No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed three Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 32 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants plus supplemental rent as required by the partnership agreement. As of December 31, 2010, the Partnership had a total of three properties leased to Del Taco (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).
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
The Partnership sold 165,415 ($4,135,375) limited partnership units during the public offering period ended June 3, 1988 and currently has 268 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 7 to the Notes to the Financial Statements contained under Item 8.

Item 6.	Selected Financial Data
The selected financial data presented as of and for the years ended December 31, 2010, 2009, 2008, 2007, and 2006, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2010	2009	2008	2007	2006
Rental revenues	$410,415	$434,004	$443,351	$435,344	$448,520
General and administrative expense	60,422	64,794	64,782	66,626	63,845

Depreciation expense	37,465	55,268	55,268	55,268	55,268

Interest and other income	681	989	1,826	2,457	2,873

Net income	313,209	314,932	325,127	315,907	332,280
Net income per limited partnership unit	1.87	1.89	1.95	1.89	1.99
Cash distributions per limited partnership unit	2.11	2.29	2.24	2.27	2.38

Total assets	1,539,029	1,578,174	1,643,562	1,692,501	1,777,129

Long-term obligations	137,953	137,953	137,953	137,953	137,953

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2010	2009	2008
Orangethorpe Ave., Placentia, CA	$181,474	$188,989	$190,038
Lakeshore Drive, Lake Elsinore, CA	145,878	151,851	154,046
Highland Ave., San Bernardino, CA	83,063	93,164	99,267

Total	$410,415	$434,004	$443,351

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Results of Operations (continued)
The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants plus supplemental rent as required by the partnership agreement. The Partnership earned rental revenues of $410,415 during the year ended December 31, 2010, which represents a decrease of $23,589 from 2009. The changes in rental revenues between 2009 and 2010 are directly attributable to decreases in sales levels at the restaurants under lease due to local competitive and industry factors.
The Partnership earned rental revenues of $434,004 during the year ended December 31, 2009, which represents a decrease of $9,347 from 2008. The changes in rental revenues between 2008 and 2009 are directly attributable to decreases in sales levels at the restaurants under lease due to local competitive and industry factors.
There was no supplemental rent for the years ended December 31, 2010, 2009 and 2008. Supplemental rent is calculated on an annual basis and recorded in the fourth quarter since the amount of supplemental rent, if any, is contingent upon the amount of annual gross sales and pretax profits of the restaurants which are not known until the end of the year. The amount of supplemental rent, if any, is the lesser of (a) the supplemental rental rate of 14.6 percent times the aggregate property costs of $3,011,349, less 12 percent of gross sales of the restaurants, or (b) 50 percent of the aggregate pretax profit, less general and administrative expenses (as defined) and 50 percent of the franchise royalties paid (as defined). To the extent 12 percent of gross sales of the restaurants exceeds the supplemental rent rate, the supplemental rent would be zero.
The following table breaks down general and administrative expenses by type of expense:
Percentage of Total General and Administrative Expense

	Years Ended December 31,
	2010	2009	2008
Accounting fees	69.72%	65.87%	71.67%
Distribution of information to limited partners	26.32	27.90	27.09
Other	3.96	6.23	1.24

	100.00	100.00	100.00

General and administrative costs decreased by $4,372 from 2009 to 2010. The decrease was caused primarily by decreased printing costs and bank charges.
General and administrative costs increased by $12 from 2008 to 2009. The increase was caused primarily due to increased bank charges, partially offset by reduced accounting and tax preparation costs.
Depreciation expense decreased $17,803 in 2010 because some of the assets became fully depreciated. Depreciation expense was the same in 2009 and 2008.
Net income decreased by $1,723 from 2009 to 2010 due to the decrease in revenues of $23,589 and the decrease in interest and other income of $309, which was partially offset by the decrease in general and administrative expenses of $4,372 and the decrease in depreciation expense of $17,803.
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
None.

Item 8. Financial Statements and Supplementary Data
PART I. INFORMATION

Report of Independent Registered Public Accounting Firm
To the Partners
Del Taco Income Properties IV:
We have audited the accompanying balance sheets of Del Taco Income Properties IV (a California Limited Partnership) as of December 31, 2010 and 2009 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule of the Partnership listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Income Properties IV as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
Newport Beach, California
March 29, 2011

DEL TACO INCOME PROPERTIES IV
BALANCE SHEETS

	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$111,469	$112,034
Receivable from Del Taco LLC	34,544	35,686
Deposits	704	677

Total current assets	146,717	148,397

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,619,037	1,581,572

	1,392,312	1,429,777

	$1,539,029	$1,578,174

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$16,581	$15,832
Accounts payable	10,477	10,830

Total current liabilities	27,058	26,662

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at December 31, 2010 and December 31, 2009	1,391,411	1,430,557
General partner-Del Taco LLC	(17,393)	(16,998)

	1,374,018	1,413,559

	$1,539,029	$1,578,174

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV
STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
RENTAL REVENUES	$410,415	$434,004	$443,351

EXPENSES:
General and administrative	60,422	64,794	64,782
Depreciation	37,465	55,268	55,268

	97,887	120,062	120,050

Operating income	312,528	313,942	323,301

OTHER INCOME:
Interest	106	115	576
Other	575	875	1,250

Net income	$313,209	$314,932	$325,127

Net income per limited partnership unit (note 2)	$1.87	$1.89	$1.95

Number of limited partnership units used in computing per unit amounts	165,375	165,375	165,375

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV
STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2010, 2009, and 2008

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2007	165,375	1,547,048	(15,821)	1,531,227

Net Income	—	321,876	3,251	325,127

Cash Distributions	—	(371,431)	(3,752)	(375,183)

Balance, December 31, 2008	165,375	1,497,493	(16,322)	1,481,171

Net Income	—	311,783	3,149	314,932

Cash Distributions	—	(378,719)	(3,825)	(382,544)

Balance, December 31, 2009	165,375	1,430,557	(16,998)	1,413,559

Net Income	—	310,077	3,132	313,209

Cash Distributions	—	(349,223)	(3,527)	(352,750)

Balance, December 31, 2010	165,375	$1,391,411	$(17,393)	$1,374,018

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$313,209	$314,932	$325,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,465	55,268	55,268
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	1,142	1,775	(1,746)
Deposits	(27)	(69)	(57)
Payable to limited partners	749	1,934	1,396
Accounts payable	(353)	290	(279)

Net cash provided by operating activities	352,185	374,130	379,709

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(352,750)	(382,544)	(375,183)

Net increase (decrease) in cash	(565)	(8,414)	4,526

Beginning cash balance	112,034	120,448	115,922

Ending cash balance	$111,469	$112,034	$120,448

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
Revenue Recognition: Rental revenue is recognized based on 12 percent of gross sales of the restaurants for the corresponding period, and is earned at the point of sale. Supplemental rent is calculated on an annual basis and recorded in the fourth quarter since the amount of supplemental rent, if any, is contingent upon the amount of annual gross sales and pretax profits of the restaurants which are not known until the end of the year. The amount of supplemental rent, if any, is the lesser of (a) the supplemental rental rate of 14.6 percent times the aggregate property costs of $3,011,349, less 12 percent of gross sales of the restaurants, or (b) 50 percent of the aggregate pretax profit, less general and administrative expenses (as defined) and 50 percent of the franchise royalties paid (as defined). To the extent 12 percent of gross sales of the restaurants exceeds the supplemental rent rate the supplemental rent would be zero. There was no supplemental rent in 2010.
Concentration of Risk: The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2010. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The Federal Depository Insurance Commission’s limits were $250,000 for interest bearing accounts at December 31, 2010 and 2009. At December 31, 2010 and 2009, the Partnership had approximately $113,000 and $118,000, respectively, on deposit at one financial institution.
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
NOTE 3 — OBLIGATION TO GENERAL PARTNER
Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of the gross proceeds of the offering. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. One percent of the gross proceeds of the offering has been paid to the General Partner. The remaining four percent of this fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the Partnership to accrue the site selection and development fee as an obligation to the General Partner. No fees were earned for such services during 2010, 2009, and 2008.
NOTE 4 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. Supplemental rent (as defined in the partnership agreement) may be earned if certain criteria are met. No supplemental rent was earned for the years ended December 31, 2010, 2009, and 2008, respectively. The leases terminate in the years 2023 to 2024. There is no minimum rental under any of the leases. The Partnership had a total of three properties leased to Del Taco as of December 31, 2010, 2009, and 2008 (Del Taco, in turn, has subleased one of the restaurants to a Del Taco franchisee for each of the three years ended December 31, 2010).
The two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,204,468, $2,351,274, and $2,410,870 and unaudited net income of $796, $40,157, and $45,809 for the years ended December 31, 2010, 2009, and 2008, respectively. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to reduced restaurant revenues. The one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $1,215,654, $1,265,429, and $1,283,717 for the years ended December 31, 2010, 2009, and 2008, respectively.

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 5 — RELATED PARTIES
The receivable from Del Taco consists of rent accrued for the months of December 2010 and 2009. This amount was collected in January 2011 and 2010, respectively.
The General Partner received $3,527, $3,825 and $3,752 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2010, 2009 and 2008, respectively.
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
A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2010	2009	2008
Net income per financial statements	$313,209	$314,932	$325,127

Excess book depreciation	14,915	14,915	14,915

Taxable income	$328,124	$329,847	$340,042

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2010, is as follows (unaudited):

Partners’ equity per financial statements	$1,374,018

Issue costs of limited partnership units capitalized for tax purposes	579,259

Difference in book vs. tax depreciation	304,412

Partners’ equity for tax purposes	$2,257,689

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 7 — CASH DISTRIBUTIONS TO LIMITED PARTNERS
Cash distributions paid to limited partners for the three years ended December 31, 2010 were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2007	$0.59	165,375	165,375
March 31, 2008	0.45	165,375	165,375
June 30, 2008	0.60	165,375	165,375
September 30, 2008	0.60	165,375	165,375

Total paid in 2008	$2.24

December 31, 2008	$0.61	165,375	165,375
March 31, 2009	0.54	165,375	165,375
June 30, 2009	0.50	165,375	165,375
September 30, 2009	0.64	165,375	165,375

Total paid in 2009	$2.29

December 31, 2009	$0.55	165,375	165,375
March 31, 2010	0.41	165,375	165,375
June 30, 2010	0.54	165,375	165,375
September 30, 2010	0.61	165,375	165,375

Total paid in 2010	$2.11

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Distributions declared in January 2011 amounted to $0.54 per limited partnership unit and were paid in February 2011.
NOTE 8 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2010
Rental revenues	$99,746	$102,420	$105,523	$102,726
Net income	56,277	85,710	86,449	84,773
Net income per limited partnership unit	0.34	0.51	0.52	0.50

Year ended December 31, 2009
Rental revenues	$106,120	$111,467	$109,092	$107,325
Net income	58,147	88,797	82,693	85,295
Net income per limited partnership unit	0.35	0.53	0.50	0.51

DEL TACO INCOME PROPERTIES IV
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 9 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
  None
Item 9A.  Controls and Procedures
  Disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost—benefit relationship of possible controls and procedures.
In connection with the preparation of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on these criteria.
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
  None.
PART III
Item 10.  Directors, Executive Officers, and Corporate Governance
(a) & (b) Del Taco serves as the Partnership’s sole general partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Paul J.B. Murphy, III	Chief Executive Officer	56
James W. Lyons	Chief Development Officer	55
James D. Stoops	Executive Vice President, Operations	58
Janet D. Erickson	Executive Vice President, Purchasing	54
Steven L. Brake	Chief Financial Officer	38
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
Steven L. Brake, Senior Vice President, Chief Financial Officer of Del Taco LLC. Mr. Brake has served as Chief Financial Officer since April of 2010 and previously served as Treasurer from March 2006 to April 2010 and as the Corporate Controller of Del Taco LLC from September 2003 to March of 2006. From December 1995 until September 2003 Mr. Brake spent seven years with Arthur Andersen and one year with KPMG LLP in their respective audit departments. Mr. Brake was a licensed certified public accountant and holds a Bachelor of Arts degree in Economics from the University of California, Irvine and an MBA from the Paul Merage School of Business at the University of California, Irvine.
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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13.  Certain Relationships, Related Transactions, and Director Independence
(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2010, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.
(1)	The General Partner earned $3,132 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $3,527 in distributions relating to its one percent interest in the Partnership.
(b)	During 2010, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2010 for any amount.

(d)	Not applicable.
Item 14.  Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2010	2009
Audit Fees	$16,563	$17,547
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$17,563	$17,547

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm – Squar, Milner, Peterson, Miranda & Williamson, LLP
Balance Sheets
Statements of Income
Statements of Partners’ Equity
Statements of Cash Flows
Notes to Financial Statements

(a)(2)	Financial Statement Schedule

Schedule III — Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during 2010.

(c)	Exhibits required by Item 601 of Regulation S-K:
1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Income Properties IV filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Income Properties IV.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by Partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

31.1	Paul J.B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DEL TACO INCOME PROPERTIES IV
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period				Life on which
		Land	Buildings &		Land, buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed

Placentia, CA	$—	$465,933	$485,961	$—	$951,894	$427,329	1988	1988	20 (LI), 35 (BI)
Lake Elsinore, CA	—	449,058	468,361	—	917,419	411,854	1989	1989	20 (LI), 35 (BI)
San Bernardino, CA	—	321,709	335,538	—	657,247	295,035	1989	1989	20 (LI), 35 (BI)

	$—	$1,236,700	$1,289,860	$—	$2,526,560	$1,134,218

		Accumulated
	Restaurants	Depreciation
Balances at December 31, 2007:	$2,526,560	$986,217
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2008:	2,526,560	1,041,485
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2009:	2,526,560	1,096,753
Additions	—	37,465
Retirements	—	—

Balances at December 31, 2010:	$2,526,560	$1,134,218

The aggregate cost basis of Del Taco Income Properties IV real estate assets for Federal income tax purposes was $1,961,422 at December 31, 2010.
See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV a California limited partnership Del Taco LLC General Partner
Date March 30, 2011	Paul J.B. Murphy, III
Paul J.B. Murphy, III
Chief Executive Officer

Date March 30, 2011	James W. Lyons
James W. Lyons
Chief Development Officer

Date March 30, 2011	Steven L. Brake
Steven L. Brake
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Income Properties IV filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Income Properties IV.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by Partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

31.1	Paul J.B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002