Form 10-Q
period 2011-03-31
DEL TACO INCOME PROPERTIES IV
filed 2011-05-16
CIK 812630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

INDEX
DEL TACO INCOME PROPERTIES IV

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO INCOME PROPERTIES IV
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$98,635	$111,469
Receivable from Del Taco LLC	35,826	34,544
Deposits	653	704

Total current assets	135,114	146,717

PROPERTY AND EQUIPMENT:
Land and improvements	1,236,700	1,236,700
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,628,250	1,619,037

	1,383,099	1,392,312

	$1,518,213	$1,539,029

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$16,938	$16,581
Accounts payable	22,761	10,477

Total current liabilities	39,699	27,058

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at March 31, 2011 and December 31, 2010	1,358,289	1,391,411
General partner-Del Taco LLC	(17,728)	(17,393)

	1,340,561	1,374,018

	$1,518,213	$1,539,029

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
RENTAL REVENUES	$99,688	$99,746

EXPENSES:
General and administrative	34,314	33,744
Depreciation	9,213	9,826

	43,527	43,570

Operating income	56,161	56,176

OTHER INCOME:
Interest	20	26
Other	250	75

Net income	$56,431	$56,277

Net income per limited partnership unit (Note 2)	$0.34	$0.34

Number of units used in computing per unit amounts	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$56,431	$56,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,213	9,826
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(1,282)	234
Deposits	51	25
Payable to limited partners	357	9
Accounts payable	12,284	2,914

Net cash provided by operating activities	77,054	69,285

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(89,888)	(91,202)

Net change in cash	(12,834)	(21,917)

Beginning cash balance	111,469	112,034

Ending cash balance	$98,635	$90,117

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2010 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2011, the results of operations and cash flows for the three month periods ended March 31, 2011 and 2010 have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Amounts related to the disclosure of December 31, 2010 balances within these condensed financial statements were derived from the audited 2010 financial statements.
NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 165,375 in 2011 and 2010.
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
NOTE 3 — LEASING ACTIVITIES
The Partnership leases three properties for operation of restaurants to Del Taco on a triple net basis. One property has been subleased to a Del Taco franchisee. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2021 to 2022. Pursuant to the lease agreements, minimum rentals of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an insured casualty loss.
For the three months ended March 31, 2011, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $532,901 and unaudited net losses of $1,132 as compared to unaudited amounts of $539,277 and unaudited net losses of $10,169, respectively, for the corresponding period in 2010. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and the reduction in net losses from the corresponding period of the prior year primarily relates to reduced interest charges due to a decrease in debt and related interest rate. For the three months ended March 31, 2011, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $297,829 as compared with $291,941 during the same period in 2010.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2011
UNAUDITED
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of March 2011. The March rent receivable was collected in April 2011.
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
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January 2011 were $89,888. On April 29, 2011, a distribution to the limited partners of $75,930, or approximately $0.46 per limited partnership unit, was declared. Such distribution was paid on May 6, 2011. The General Partner also received a distribution of $767 with respect to its 1% partnership interest in May 2011.
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 7 — CONCENTRATION OF RISK
The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2011 and 2010. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The Federal Depository Insurance Commission’s limits were $250,000 at March 31, 2011 and December 31, 2010. At March 31, 2011 and December 31, 2010, the Partnership had approximately $102,000 and $113,000, respectively, on deposit at one financial institution.

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
The following table sets forth rental revenue earned by restaurant for the three months ended March 31, 2011 (unaudited):

	Three Months Ended
	March 31,
	2011	2010
Orangethorpe Ave., Placentia, CA	$43,989	$44,161
Lakeshore Drive, Lake Elsinore, CA	35,740	35,033
Highland Ave., San Bernardino, CA	19,959	20,552

Total	$99,688	$99,746

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $99,688 during the three month period ended March 31, 2011, which represents a decrease of $58 from 2010. The change in rental revenues between 2010 and 2011 is directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.
The increase in accounts payable from December 31, 2010 is a seasonal increase due to the timing of payment for certain annual accounting, audit and tax services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended
	March 31,
	2011	2010
Accounting fees	84.05%	83.29%
Distribution of information to limited partners	15.95%	16.71%

	100.00%	100.00%

General and administrative costs increased from 2010 to 2011 primarily due to increased accounting fees. Depreciation expense decreased as land improvements became fully depreciated in the first quarter of 2010.
Net income increased by $154 from 2010 to 2011 due to the increase in interest and other income of $169 and the decrease in depreciation expense of $613, partially offset by the decrease in revenues of $58 and the increase in general and administrative expenses of $570.
Significant Recent Accounting Pronouncements
None
Off-Balance Sheet Arrangements
None
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2010 Form 10-K.
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

DEL TACO INCOME PROPERTIES IV
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: May 16, 2011	/s/ Steven L. Brake Steven L. Brake
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002