Form 10-Q
period 2011-06-30
DEL TACO INCOME PROPERTIES IV
filed 2011-08-15
CIK 812630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

INDEX
DEL TACO INCOME PROPERTIES IV

PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets at June 30, 2011 (Unaudited) and December 31, 2010	3

Condensed Statements of Income for the three and six months ended June 30, 2011 and 2010 (Unaudited)	4

Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (Unaudited)	5

Notes to Condensed Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	12

PART II. OTHER INFORMATION

Item 6. Exhibits	13

SIGNATURE	14
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO INCOME PROPERTIES IV
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$102,408	$111,469
Receivable from Del Taco LLC	34,547	34,544
Other current assets	603	704

Total current assets	137,558	146,717

PROPERTY AND EQUIPMENT:
Land	868,344	868,344
Land improvements	368,356	368,356
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,637,463	1,619,037

	1,373,886	1,392,312

	$1,511,444	$1,539,029

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$16,953	$16,581
Accounts payable	7,250	10,477

Total current liabilities	24,203	27,058

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at June 30, 2010 and December 31, 2009	1,366,928	1,391,411
General partner-Del Taco LLC	(17,640)	(17,393)

	1,349,288	1,374,018

	$1,511,444	$1,539,029

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
RENTAL REVENUES	$104,653	$102,420	$204,340	$202,166

EXPENSES:
General and administrative	10,162	7,667	44,476	41,411
Depreciation	9,213	9,213	18,426	19,039

	19,375	16,880	62,902	60,450

Operating income	85,278	85,540	141,438	141,716

OTHER INCOME:
Interest	21	20	41	46
Other	125	150	375	225

Net income	$85,424	$85,710	$141,854	$141,987

Net income per limited partnership unit (note 2)	$0.51	$0.51	$0.85	$0.85

Number of units used in computing per unit amounts	165,375	165,375	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$141,854	$141,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,426	19,039
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(3)	1,013
Other current assets	101	52
Payable to limited partners	372	1,367
Accounts payable	(3,227)	(2,990)

Net cash provided by operating activities	157,523	160,468

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(166,584)	(160,478)

Net change in cash	(9,061)	(10)

Beginning cash balance	111,469	112,034

Ending cash balance	$102,408	$112,024

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2010 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2011, the results of operations for the three and six month periods ended June 30, 2011 and 2010 and cash flows for the six month periods ended June 30, 2011 and 2010 have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Amounts related to disclosure of December 31, 2010 balances within these condensed financial statements were derived from the audited 2010 financial statements.
Management has evaluated events subsequent to June 30, 2011 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.
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

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
UNAUDITED
NOTE 3 — LEASING ACTIVITIES — continued
For the three months ended June 30, 2011, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $549,003 and unaudited net losses of $3,358 as compared to unaudited sales of $547,301 and unaudited net losses of $25 for the corresponding period in 2010. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net losses from the corresponding period of the prior year primarily relates to an increase in operating costs. For the three months ended June 30, 2011, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $323,103 as compared with $306,198 during the same period in 2010.
For the six months ended June 30, 2011, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,081,904 and unaudited net losses of $4,490 as compared to unaudited sales of $1,086,578 and unaudited net losses of $10,193 for the corresponding period in 2010. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net losses from the corresponding period of the prior year primarily relates to a decrease in operating costs. For the six months ended June 30, 2011, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $620,932 as compared with $598,139 during the same period in 2010.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of June 2011. The June rent was collected in July 2011.
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
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January and April 2011 were $89,888 and $76,696, respectively. On July 25, 2011, a distribution to the limited partners of $80,007, or approximately $0.48 per limited partnership unit, was declared. Such distribution was paid August 2, 2011. The General Partner also received a distribution of $808 with respect to its 1% partnership interest.

DEL TACO INCOME PROPERTIES IV
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
UNAUDITED
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 7 — CONCENTRATION OF RISK
The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2011 and 2010. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The Federal Depository Insurance Corporation’s limits were $250,000 at June 30, 2011 and December 31, 2010. At June 30, 2011 and December 31, 2010, the Partnership had approximately $111,000 and $113,000, respectively, on deposit at one financial institution.

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
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Orangethorpe Ave., Placentia, CA	$45,748	$45,446	$89,737	$89,607
Lakeshore Drive, Lake Elsinore, CA	38,772	36,744	74,512	71,777
Highland Ave., San Bernardino, CA	20,133	20,230	40,091	40,782

Total	$104,653	$102,420	$204,340	$202,166

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $104,653 during the three month period ended June 30, 2011, which represents an increase of $2,233 from the corresponding period in 2010. The Partnership earned rental revenue of $204,340 during the six month period ended June 30, 2011, which represents an increase of $2,174 from the corresponding period in 2010. The changes in rental revenues between 2010 and 2011 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Accounting fees	55.80%	58.18%	78.54%	79.71%
Distribution of information to limited partners	44.20%	41.82%	21.46%	20.29%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs increased during the three month and six month periods from 2010 to 2011 primarily due to increased audit fees, accounting and legal fees, bank charges and costs for printing and the distribution of information to limited partners.
For the three month period ended June 30, 2011, net income decreased by $286 from 2010 to 2011 due to the increase in general and administrative expenses of $2,495 and the decrease in interest and other income of $24, partially offset by the increase in revenues of $2,233. For the six month period ended June 30, 2011, net income decreased by $133 from 2010 to 2011 due to the increase in general and administrative expenses of $3,065, partially offset by the increase in revenues of $2,174, the increase in interest and other income of $145 and the decrease of depreciation expense of $613.
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
Not applicable.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:
Item 6. Exhibits
(a)	Exhibits
31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV (a California limited partnership) Registrant Del Taco LLC General Partner
Date: August 15, 2011	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer (Principal Financial Officer)