Form 10-Q
period 2011-09-30
DEL TACO INCOME PROPERTIES IV
filed 2011-11-14
CIK 812630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO INCOME PROPERTIES IV

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

DEL TACO INCOME PROPERTIES IV

CONDENSED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$116,423	$111,469
Receivable from Del Taco LLC	34,325	34,544
Other current assets	552	704

Total current assets	151,300	146,717

PROPERTY AND EQUIPMENT:
Land	868,344	868,344
Land improvements	368,356	368,356
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,646,676	1,619,037

	1,364,673	1,392,312

	$1,515,973	$1,539,029

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$17,276	$16,581
Accounts payable	6,453	10,477

Total current liabilities	23,729	27,058

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at September 30, 2011 and December 31, 2010	1,371,881	1,391,411
General partner-Del Taco LLC	(17,590)	(17,393)

	1,354,291	1,374,018

	$1,515,973	$1,539,029

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
RENTAL REVENUES	$106,164	$105,523	$310,504	$307,689

EXPENSES:
General and administrative	11,404	9,963	55,881	51,374
Depreciation	9,213	9,213	27,639	28,252

	20,617	19,176	83,520	79,626

Operating income	85,547	86,347	226,984	228,063

OTHER INCOME:
Interest	21	27	63	73
Other	250	75	625	300

Net income	$85,818	$86,449	$227,672	$228,436

Net income per limited partnership unit (Note 2)	$0.51	$0.52	$1.36	$1.37

Number of units used in computing per unit amounts	165,375	165,375	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$227,672	$228,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,639	28,252
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	219	1,727
Other current assets	152	(77)
Payable to limited partners	695	666
Accounts payable	(4,024)	3,210

Net cash provided by operating activities	252,353	262,214

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(247,399)	(250,303)

Net change in cash	4,954	11,911

Beginning cash balance	111,469	112,034

Ending cash balance	$116,423	$123,945

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2010 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2011, the results of operations for the three and nine month periods ended September 30, 2011 and 2010 and cash flows for the nine month periods ended September 30, 2011 and 2010 have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Amounts related to disclosure of December 31, 2010 balances within these condensed financial statements were derived from the audited 2010 financial statements.

Management has evaluated events subsequent to September 30, 2011 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 – NET INCOME PER LIMITED PARTNERSHIP UNIT

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

NOTE 3 – LEASING ACTIVITIES

The Partnership leases three properties for operation of restaurants to Del Taco on a triple net basis. One property has been subleased to a Del Taco franchisee. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2021 to 2022. Pursuant to the lease agreements, minimum rentals

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

UNAUDITED

NOTE 3 – LEASING ACTIVITIES – continued

of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an insured casualty loss.

For the three months ended September 30, 2011, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $555,500 and unaudited net losses of $3,924 as compared to unaudited sales of $560,545 and unaudited net income of $9,066 for the corresponding period in 2010. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to an increase in operating costs. For the three months ended September 30, 2011, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $329,198 as compared with $318,811 during the same period in 2010.

For the nine months ended September 30, 2011, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,637,404 and unaudited net losses of $8,413 as compared to unaudited sales of $1,647,123 and unaudited net losses of $1,128 for the corresponding period in 2010. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net losses from the corresponding period of the prior year primarily relates to an increase in operating costs. For the nine months ended September 30, 2011, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $950,130 as compared with $916,950 during the same period in 2010.

NOTE 4 – TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of September 2011. The September rent was collected in October 2011.

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

NOTE 5 – DISTRIBUTIONS

Total cash distributions declared and paid in January, April and August 2011 were $89,888, $76,696 and $80,815, respectively. On October 25, 2011, a distribution to the limited partners of $93,206, or approximately $0.56 per limited partnership unit, was declared. Such distribution was paid November 3, 2011. The General Partner also received a distribution of $941 with respect to its 1% partnership interest.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

UNAUDITED

NOTE 6 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 7 – CONCENTRATION OF RISK

The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2011 and 2010. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. At September 30, 2011 and December 31, 2010, the Partnership had approximately $123,000 and $113,000, respectively, on deposit at one financial institution.

NOTE 8 – COMMUNICATION FROM CERTAIN LIMITED PARTNERS

During the third quarter several limited partners communicated to the General Partner their desire to sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. The General Partner will consider what action is appropriate under the circumstances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Communication from Certain Limited Partners

During the third quarter several limited partners communicated to the General Partner their desire to sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. The General Partner will consider what action is appropriate under the circumstances.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Orangethorpe Ave., Placentia, CA	$45,744	$45,989	$135,481	$135,596
Lakeshore Drive, Lake Elsinore, CA	39,504	38,257	114,015	110,034
Highland Ave., San Bernardino, CA	20,916	21,277	61,008	62,059

Total	$106,164	$105,523	$310,504	$307,689

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $106,164 during the three month period ended September 30, 2011, which represents an increase of $641 from the corresponding period in 2010. The Partnership earned rental revenue of $310,504 during the nine month period ended September 30, 2011, which represents an increase of $2,815 from the corresponding period in 2010. The changes in rental revenues between 2010 and 2011 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total General & Administrative Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Accounting fees	44.02%	68.22%	71.50%	77.48%
Distribution of information to limited partners	55.98%	31.78%	28.50%	22.52%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs increased during the three month and nine month periods from 2010 to 2011 primarily due to increased costs for printing primarily related to a new filing process known as XBRL and the distribution of information to limited partners.

For the three month period ended September 30, 2011, net income decreased by $631 from 2010 to 2011 due to the increase in general and administrative expenses of $1,441, partially offset by the increase in interest and other income of $169 and the increase in revenues of $641. For the nine month period ended September 30, 2011, net income decreased by $764 from 2010 to 2011 due to the increase in general and administrative expenses of $4,507, partially offset by the increase in revenues of $2,815, the increase in interest and other income of $315 and the decrease of depreciation expense of $613.

Recent Accounting Pronouncements

None

Off-Balance Sheet Arrangements

None

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

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

DEL TACO INCOME PROPERTIES IV

(a California limited partnership)

Registrant

Del Taco LLC

General Partner

Date: November 14, 2011	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)