Form 10-K
period 2011-12-31
DEL TACO INCOME PROPERTIES IV
filed 2012-03-26
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from              to

Commission file no. 33-13437

DEL TACO INCOME PROPERTIES IV

(A California limited partnership)

(Exact name of registrant as specified in its charter)

California	33-0241855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
25521 Commercentre Drive Lake Forest, California	92630
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 462-9300

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

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

The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed three Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 32 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants plus supplemental rent as required by the partnership agreement. As of December 31, 2011, the Partnership had a total of three properties leased to Del Taco (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).

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

Item 1A.	Risk Factors

None.

Item 2.	Properties

The Partnership acquired three properties with proceeds obtained from the sale of limited partnership units:

Address	City, State	Date of Acquisition	Restaurant Constructed	Date of Commencement of Operation (1)

Orangethorpe Avenue	Placentia, CA	August 5, 1988	60 seat with drive through service window	March 27, 1989

Lakeshore Drive	Lake Elsinore, CA	February 1, 1989	60 seat with drive through service window	April 18, 1990 (2)

Highland Avenue	San Bernardino, CA	December 8, 1989	60 seat with drive through service window	July 13, 1990

See also Schedule III – Real Estate and Accumulated Depreciation included in Item 8.

(1)	Commencement of operation is the first date Del Taco, as lessee, operated the facility on the site as a Del Taco restaurant.
(2)	The restaurant is subleased to a franchisee of Del Taco and the restaurant operates as a Del Taco restaurant.

Item 3.	Legal Proceedings

The Partnership is not a party to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Partnership’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership sold 165,415 ($4,135,375) limited partnership units during the public offering period ended June 3, 1988 and currently has 264 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 7 to the Notes to the Financial Statements contained under Item 8.

Communication from Certain Limited Partners

During the third quarter of 2011, several limited partners communicated to the General Partner their desire to sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. During the fourth quarter, the aforementioned limited partners withdrew their desire to sell all of the properties and dissolve the Partnership. The General Partner is not aware of any plans or activity with respect to any potential sale of properties or dissolution of the Partnership.

Item 6.	Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.	Selected Financial Data — (Continued)

	Years Ended December 31,
	2011	2010	2009	2008	2007

Rental revenues	$415,270	$410,415	$434,004	$443,351	$435,344

General and administrative expense	78,055	60,422	64,794	64,782	66,626

Depreciation expense	36,852	37,465	55,268	55,268	55,268

Interest and other income	717	681	990	1,826	2,457

Net income	301,080	313,209	314,932	325,127	315,907

Net income per limited partnership unit	1.80	1.87	1.89	1.95	1.89

Cash distributions per limited partnership unit	2.04	2.11	2.29	2.24	2.27

Total assets	1,509,951	1,539,029	1,578,174	1,643,562	1,692,501

Long-term obligations	137,953	137,953	137,953	137,953	137,953

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Off Balance Sheet Arrangements and Contractual Obligations

None.

Results of Operations

The Partnership owns three properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).

The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2011	2010	2009
Orangethorpe Ave., Placentia, CA	$181,898	$181,474	$188,989
Lakeshore Drive, Lake Elsinore, CA	151,698	145,878	151,851
Highland Ave., San Bernardino, CA	81,674	83,063	93,164

Total	$415,270	$410,415	$434,004

The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants plus supplemental rent as required by the partnership agreement. The Partnership earned rental revenues of $415,270 during the year ended December 31, 2011, which represents an increase of $4,855 from 2010. The changes in rental revenues between 2010 and 2011 are directly attributable to increases in sales levels at the restaurants under lease due to local competitive and industry factors.

The Partnership earned rental revenues of $410,415 during the year ended December 31, 2010, which represents a decrease of $23,589 from 2009. The changes in rental revenues between 2009 and 2010 are directly attributable to decreases in sales levels at the restaurants under lease due to local competitive and industry factors.

There was no supplemental rent for the years ended December 31, 2011, 2010 and 2009. Supplemental rent is calculated on an annual basis and recorded in the fourth quarter since the amount of supplemental rent, if any, is contingent upon the amount of annual gross sales and pretax profits of the restaurants which are not known until the end of the year. The amount of supplemental rent, if any, is the lesser of (a) the supplemental rental rate of 14.6 percent times the aggregate property costs of $3,011,349, less 12 percent of gross sales of the restaurants, or (b) 50 percent of the aggregate pretax profit, less general and administrative expenses (as defined) and 50 percent of the franchise royalties paid (as defined). To the extent 12 percent of gross sales of the restaurants exceeds the supplemental rent rate, the supplemental rent would be zero.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Results of Operations—(Continued)

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total General and Administrative Expense
	Years Ended December 31,
	2011	2010	2009
Accounting fees	57.12%	69.72%	65.87%
Distribution of information to limited partners	28.38	26.32	27.90
Other	14.50	3.96	6.23

	100.00%	100.00%	100.00%

General and administrative costs increased by $17,633 from 2010 to 2011. The increase was caused primarily by legal fees related to the communication from certain limited partners in regards to their desire to sell all of the properties and then dissolve the Partnership (see Note 10), costs related to a new mandatory filing process known as XBRL, and increased costs for the distribution of information to limited partners.

General and administrative costs decreased by $4,372 from 2009 to 2010. The decrease was caused primarily by decreased printing costs and bank charges.

Depreciation expense decreased $613 in 2011 and $17,803 in 2010 because some of the assets became fully depreciated. Depreciation expense in 2009 was $55,268.

Net income decreased by $12,129 from 2010 to 2011 due to the increase in general and administrative expenses of $17,633 which was partially offset by the increase in revenues of $4,855, the increase in interest and other income of $36, and the decrease in depreciation expense of $613.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Critical Accounting Policies and Estimates—(Continued)

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

PART I. INFORMATION

Report of Independent Registered Public Accounting Firm

To the Partners

Del Taco Income Properties IV:

We have audited the accompanying balance sheets of Del Taco Income Properties IV (a California Limited Partnership) as of December 31, 2011 and 2010 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule of the Partnership listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Income Properties IV as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 23, 2012

DEL TACO INCOME PROPERTIES IV

BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$118,245	$111,469
Receivable from Del Taco LLC	35,694	34,544
Deposits	552	704

Total current assets	154,491	146,717

PROPERTY AND EQUIPMENT:
Land	868,344	868,344
Land improvements	368,356	368,356
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less-accumulated depreciation	1,655,889	1,619,037

	1,355,460	1,392,312

	$1,509,951	$1,539,029

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$17,368	$16,581
Accounts payable	21,079	10,477

Total current liabilities	38,447	27,058

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at December 31, 2011 and December 31, 2010	1,351,349	1,391,411
General partner-Del Taco LLC	(17,798)	(17,393)

	1,333,551	1,374,018

	$1,509,951	$1,539,029

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009
RENTAL REVENUES	$415,270	$410,415	$434,004

EXPENSES:
General and administrative	78,055	60,422	64,794
Depreciation	36,852	37,465	55,268

	114,907	97,887	120,062

Operating income	300,363	312,528	313,942

OTHER INCOME:
Interest	92	106	115
Other	625	575	875

Net income	$301,080	$313,209	$314,932

Net income per limited partnership unit (Note 2)	$1.80	$1.87	$1.89

Number of limited partnership units used in computing per unit amounts	165,375	165,375	165,375

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2011, 2010, and 2009
	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2008	165,375	$1,497,493	$(16,322)	$1,481,171
Net Income	—	311,783	3,149	314,932
Cash Distributions	—	(378,719)	(3,825)	(382,544)

Balance, December 31, 2009	165,375	1,430,557	(16,998)	1,413,559
Net Income	—	310,077	3,132	313,209
Cash Distributions	—	(349,223)	(3,527)	(352,750)

Balance, December 31, 2010	165,375	1,391,411	(17,393)	1,374,018
Net Income	—	298,070	3,010	301,080
Cash Distributions	—	(338,132)	(3,415)	(341,547)

Balance, December 31, 2011	165,375	$1,351,349	$(17,798)	$1,333,551

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$301,080	$313,209	$314,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,852	37,465	55,268
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(1,150)	1,142	1,775
Deposits	152	(27)	(69)
Payable to limited partners	787	749	1,934
Accounts payable	10,602	(353)	290

Net cash provided by operating activities	348,323	352,185	374,130

CASH FLOWS FROM FINANCING ACTIVITIES —

Cash distributions to partners	(341,547)	(352,750)	(382,544)

Net change in cash	6,776	(565)	(8,414)

Beginning cash balance	111,469	112,034	120,448

Ending cash balance	$118,245	$111,469	$112,034

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition: Rental revenue is recognized based on 12 percent of gross sales of the restaurants for the corresponding period, and is earned at the point of sale. Supplemental rent is calculated on an annual basis and recorded in the fourth quarter since the amount of supplemental rent, if any, is contingent upon the amount of annual gross sales and pretax profits of the restaurants which are not known until the end of the year. The amount of supplemental rent, if any, is the lesser of (a) the supplemental rental rate of 14.6 percent times the aggregate property costs of $3,011,349, less 12 percent of gross sales of the restaurants, or (b) 50 percent of the aggregate pretax profit, less general and administrative expenses (as defined) and 50 percent of the franchise royalties paid (as defined). To the extent 12 percent of gross sales of the restaurants exceeds the supplemental rent rate the supplemental rent would be zero. There was no supplemental rent in 2011.

Concentration of Risk: The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2011. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. Although the Partnership at times maintains balances that exceed the federally insured limit, it has not experienced any losses related to these balances and management believes the credit risk to be minimal.

Fair Value of Financial Instruments: The fair values of cash, accounts receivables, deposits, accounts payable and payables to limited partners approximate the carrying amounts due to their short maturities.

Subsequent Events: Management has evaluated events subsequent to December 31, 2011 through the date of the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

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

NOTE 3 — OBLIGATION TO GENERAL PARTNER

Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of the gross proceeds of the offering. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. One percent of the gross proceeds of the offering has been paid to the General Partner. The remaining four percent of this fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the Partnership to accrue the site selection and development fee as an obligation to the General Partner. No fees were earned for such services during 2011, 2010, and 2009.

NOTE 4 — LEASING ACTIVITIES

The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. Supplemental rent (as defined in the partnership agreement) may be earned if certain criteria are met. No supplemental rent was earned for the years ended December 31, 2011, 2010, and 2009, respectively. The leases terminate in the years 2021 to 2022. Pursuant to the lease agreements, minimum rentals of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an insured casualty loss. The Partnership had a total of three properties leased to Del Taco as of December 31, 2011, 2010, and 2009 (Del Taco, in turn, has subleased one of the restaurants to a Del Taco franchisee for each of the three years ended December 31, 2011).

The two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,196,433, $2,204,468, and $2,351,274 and unaudited net loss of $17,643 and unaudited net income of $796 and $40,157 for the years ended December 31, 2011, 2010, and 2009, respectively. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to increased operating expenses. The one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $1,264,150, $1,215,654, and $1,265,429 for the years ended December 31, 2011, 2010, and 2009, respectively.

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS — CONTINUED

NOTE 5 — RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the months of December 2011 and 2010. This amount was collected in January 2012 and 2011, respectively.

The General Partner received $3,415, $3,527 and $3,825 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2011, 2010 and 2009, respectively.

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

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2011	2010	2009
Net income per financial statements	$301,080	$313,209	$314,932
Excess (tax) book depreciation	(3,501)	14,915	14,915

Taxable income	$297,579	$328,124	$329,847

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2011, is as follows (unaudited):

Partners’ equity per financial statements	$1,333,551

Issue costs of limited partnership units capitalized for tax purposes	579,259

Difference in book vs. tax depreciation	283,111

Partners’ equity for tax purposes	$2,195,921

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS — CONTINUED

NOTE 7 — CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2011 were as follows:

Quarter Ended	Cash Distribution per Limited Partnership Unit	Weighted Average Number of Units Outstanding	Number of Units Outstanding at the End of Quarter
December 31, 2008	$0.61	165,375	165,375
March 31, 2009	0.54	165,375	165,375
June 30, 2009	0.50	165,375	165,375
September 30, 2009	0.64	165,375	165,375

Total paid in 2009	$2.29

December 31, 2009	$0.55	165,375	165,375
March 31, 2010	0.41	165,375	165,375
June 30, 2010	0.54	165,375	165,375
September 30, 2010	0.61	165,375	165,375

Total paid in 2010	$2.11

December 31, 2010	$0.54	165,375	165,375
March 31, 2011	0.46	165,375	165,375
June 30, 2011	0.48	165,375	165,375
September 30, 2011	0.56	165,375	165,375

Total paid in 2011	$2.04

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Distributions declared in January 2012 amounted to $0.48 per limited partnership unit and were paid in February 2012.

NOTE 8 — RESULTS BY QUARTER (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2011
Rental revenues	$99,688	$104,653	$106,164	$104,765
Net income	56,431	85,424	85,818	73,407
Net income per limited partnership unit	0.34	0.51	0.51	0.44

Year ended December 31, 2010
Rental revenues	$99,746	$102,420	$105,523	$102,726
Net income	56,277	85,710	86,449	84,773
Net income per limited partnership unit	0.34	0.51	0.52	0.50

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS — CONTINUED

NOTE 9 — PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer. The increase in payable to limited partners from December 31, 2010 to December 31, 2011 is primarily due to the increase in distribution checks that were not deposited by limited partners.

NOTE 10 — COMMUNICATION FROM CERTAIN LIMITED PARTNERS

During the third quarter of 2011, several limited partners communicated to the General Partner their desire to sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. During the fourth quarter, the aforementioned limited partners withdrew their desire to sell all of the properties and dissolve the Partnership. The General Partner is not aware of any plans or activity with respect to any potential sale of properties or dissolution of the Partnership.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Item 9A.	Controls and Procedures — (Continued)

Management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on these criteria.

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

(a) & (b) Del Taco serves as the Partnership’s sole General Partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Paul J.B. Murphy, III	Chief Executive Officer	57
Janet D. Erickson	Executive Vice President, Purchasing	55
Steven L. Brake	Chief Financial Officer	39
John Cappasola	Chief Brand Officer	38
David Pear	Senior Vice President, Operations	48

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

Item 10.	Directors, Executive Officers, and Corporate Governance — (Continued)

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

John Cappasola, Chief Brand Officer of Del Taco LLC. Mr. Cappasola has served as our Chief Brand Officer since February 2011. He previously served as our Vice President of Marketing from March 2009 to February 2011. From September 2008 to March 2009, he served as our Vice President of Marketing Development. From August 2002 to September 2008, he held various positions in marketing, strategic development and operations at Blockbuster, Inc. of Dallas, Texas.

David Pear, Senior Vice President, Operations of Del Taco LLC. Mr. Pear has served as Senior Vice President of Operations since January 2012. From January 2009 to January of 2012 Mr. Pear served as a Director of DMA Operations for Taco Bell (Yum Brands). From 1985 to 2009, Mr. Pear served in a wide variety of operation positions with increasing level of responsibility for Domino’s Pizza, Inc.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management — (Continued)

agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

(a)	Other than listed below, no transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2011, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $3,010 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $3,415 in distributions relating to its one percent interest in the Partnership.

(b)	During 2011, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2011 for any amount.

(d)	Not applicable.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2011	2010
Audit Fees	$17,055	$16,563
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$17,055	$16,563

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm –
    Squar, Milner, Peterson, Miranda & Williamson, LLP

Balance Sheets

Statements of Income

Statements of Partners’ Equity

Statements of Cash Flows

Notes to Financial Statements

(a)(2)	FinancialStatement Schedule

Schedule III – Real Estate and Accumulated Depreciation Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K No reports on Form 8-K were filed during 2011.

(c)	Exhibits required by Item 601 of Regulation S-K:

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

31.1 Paul J.B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS         XBRLInstance Document*

101.SCH        XBRLTaxonomy Extension Schema Document*

101.CAL        XBRLTaxonomy Extension Calculation Linkbase Document*

101.DEF        XBRLTaxonomy Extension Definition Linkbase Document*

101.LAB        XBRLTaxonomy Extension Label Linkbase Document*

101.PRE        XBRLTaxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

DEL TACO INCOME PROPERTIES IV

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period				Life on which
Description (All Restaurants)	Encumbrances	Land & land improvements	Buildings & Improve- ments	Carrying costs	Land, buildings & improvements Total	Accumulated depreciation	Date of construction	Date acquired	depreciation in latest income statement is computed
Placentia, CA	$—	$465,933	$485,961	$—	$951,894	$441,213	1988	1988	20 (LI), 35 (BI)
Lake Elsinore, CA	—	449,058	468,361	—	917,419	425,235	1989	1989	20 (LI), 35 (BI)
San Bernardino, CA	—	321,709	335,538	—	657,247	304,622	1989	1989	20 (LI), 35 (BI)

				—
	$—	$1,236,700	$1,289,860	$—	$2,526,560	$1,171,070

	Restaurants	Accumulated Depreciation
	—
Balances at December 31, 2008:	$2,526,560	$1,041,485
Additions	—	55,268
Retirements	—	—

Balances at December 31, 2009:	2,526,560	1,096,753
Additions	—	37,465
Retirements	—	—

Balances at December 31, 2010:	2,526,560	1,134,218
Additions	—	36,852
Retirements	—	—

Balances at December 31, 2011:	$2,526,560	$1,171,070

The aggregate cost basis of Del Taco Income Properties IV real estate assets for Federal income tax purposes was $2,526,560 at December 31, 2011.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV
a California limited partnership

Del Taco LLC
General Partner

Date March 23, 2012	Paul J.B. Murphy, III
Paul J.B. Murphy, III
Chief Executive Officer

Date March 23, 2012	Steven L. Brake
Steven L. Brake
Chief Financial Officer

Date March 23, 2012	John Cappasola
John Cappasola
Chief Brand Officer