Form 10-Q
period 2012-03-31
DEL TACO INCOME PROPERTIES IV
filed 2012-05-15
CIK 812630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO INCOME PROPERTIES IV

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

DEL TACO INCOME PROPERTIES IV

CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$103,283	$118,245
Receivable from Del Taco LLC	35,923	35,694
Other current assets	686	552

Total current assets	139,892	154,491

PROPERTY AND EQUIPMENT:
Land	868,344	868,344
Land improvements	368,356	368,356
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,665,102	1,655,889

	1,346,247	1,355,460

	$1,486,139	$1,509,951

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$17,799	$17,368
Accounts payable	20,004	21,079

Total current liabilities	37,803	38,447

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at March 31, 2012 and December 31, 2011	1,328,413	1,351,349
General partner-Del Taco LLC	(18,030)	(17,798)

	1,310,383	1,333,551

	$1,486,139	$1,509,951

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
RENTAL REVENUES	$101,468	$99,688

EXPENSES:
General and administrative	35,771	34,314
Depreciation	9,213	9,213

	44,984	43,527

Operating income	56,484	56,161

OTHER INCOME:
Interest	25	20
Other	200	250

Net income	$56,709	$56,431

Net income per limited partnership unit (Note 2)	$0.34	$0.34

Number of units used in computing per unit amounts	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,709	$56,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,213	9,213
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(229)	(1,282)
Other current assets	(134)	51
Payable to limited partners	431	357
Accounts payable	(1,075)	12,284

Net cash provided by operating activities	64,915	77,054

CASH FLOWS FROM FINANCING ACTIVITIES -
Cash distributions to partners	(79,877)	(89,888)

Net change in cash	(14,962)	(12,834)

Beginning cash balance	118,245	111,469

Ending cash balance	$103,283	$98,635

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2011 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2012, the results of operations for the three month periods ended March 31, 2012 and 2011 and cash flows for the three month periods ended March 31, 2012 and 2011 have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Amounts related to disclosure of December 31, 2011 balances within these condensed financial statements were derived from the 2011 audited financial statements.

Management has evaluated events subsequent to March 31, 2012 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 – NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented, which amounted to 165,375 in 2012 and 2011.

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

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2012

UNAUDITED

NOTE 3 – LEASING ACTIVITIES – continued

For the three months ended March 31, 2012, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $539,570 and unaudited net losses of $5,642 as compared to unaudited sales of $532,901 and unaudited net losses of $1,132, respectively, for the corresponding period in 2011. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year primarily relates to increases in operating costs. For the three months ended March 31, 2012, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $305,998 as compared with $297,829 during the same period in 2011.

NOTE 4 – TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of March 2012. The March rent receivable was collected in April 2012.

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

NOTE 5 – DISTRIBUTIONS

Total cash distributions declared and paid in February 2012 were $79,877. On April 27, 2012, a distribution to the limited partners of $79,679, or approximately $0.48 per limited partnership unit, was approved. Such distribution was paid on May 14, 2012. The General Partner also received a distribution of $805 with respect to its 1% partnership interest in May 2012.

NOTE 6 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2012

UNAUDITED

NOTE 7 – CONCENTRATION OF RISK

The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2012 and 2011. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended March 31,
	2012	2011
Orangethorpe Ave., Placentia, CA	$44,021	$43,989
Lakeshore Drive, Lake Elsinore, CA	36,720	35,740
Highland Ave., San Bernardino, CA	20,727	19,959

Total	$101,468	$99,688

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $101,468 during the three month period ended March 31, 2012, which represents an increase of $1,780 from the corresponding period in 2011. The changes in rental revenues between 2011 and 2012 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total General & Administrative Expense
	Three Months Ended March 31,
	2012	2011
Accounting fees	80.75%	84.05%
Distribution of information to limited partners	19.25%	15.95%

	100.00%	100.00%

General and administrative costs increased from 2011 to 2012 primarily due to increased costs for printing.

For the three month period ended March 31, 2012, net income increased by $278 from 2011 to 2012 due to the increase in revenues of $1,780, partially offset by the decrease in interest and other income of $45 and the increase in general and administrative expenses of $1,457.

Significant Recent Accounting Pronouncements

None.

Off-Balance Sheet Arrangements

None

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2011 Form 10-K.

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

DEL TACO INCOME PROPERTIES IV

(a California limited partnership)

Registrant

Del Taco LLC

General Partner

Date: May 15, 2012	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)