Form 10-Q
period 2012-06-30
DEL TACO INCOME PROPERTIES IV
filed 2012-08-14
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO INCOME PROPERTIES IV

PART I.	FINANCIAL INFORMATION
ITEM I.	FINANCIAL STATEMENTS

DEL TACO INCOME PROPERTIES IV

CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$116,113	$118,245
Receivable from Del Taco LLC	36,146	35,694
Other current assets	641	552

Total current assets	152,900	154,491

PROPERTY AND EQUIPMENT:
Land	868,344	868,344
Land improvements	368,356	368,356
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less-accumulated depreciation	1,674,315	1,655,889

	1,337,034	1,355,460

	$1,489,934	$1,509,951

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$18,025	$17,368
Accounts payable	17,241	21,079

Total current liabilities	35,266	38,447

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at June 30, 2012 and December 31, 2011	1,334,681	1,351,349
General partner-Del Taco LLC	(17,966)	(17,798)

	1,316,715	1,333,551

	$1,489,934	$1,509,951

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
RENTAL REVENUES	$106,578	$104,653	$208,046	$204,340

EXPENSES:
General and administrative	10,674	10,162	46,445	44,476
Depreciation	9,213	9,213	18,426	18,426

	19,887	19,375	64,871	62,902

Operating income	86,691	85,278	143,175	141,438
OTHER INCOME:
Interest	25	21	50	41
Other	100	125	300	375

Net income	$86,816	$85,424	$143,525	$141,854

Net income per limited partnership unit (note 2)	$0.52	$0.51	$0.86	$0.85

Number of units used in computing per unit amounts	165,375	165,375	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$143,525	$141,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,426	18,426
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(452)	(3)
Other current assets	(89)	101
Payable to limited partners	657	372
Accounts payable	(3,838)	(3,227)

Net cash provided by operating activities	158,229	157,523
CASH FLOWS FROM FINANCING ACTIVITIES -
Cash distributions to partners	(160,361)	(166,584)

Net change in cash	(2,132)	(9,061)
Beginning cash balance	118,245	111,469

Ending cash balance	$116,113	$102,408

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2011 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership's financial position at June 30, 2012, the results of operations for the three and six month periods ended June 30, 2012 and 2011 and cash flows for the six month periods ended June 30, 2012 and 2011 have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Amounts related to disclosure of December 31, 2011 balances within these condensed financial statements were derived from the audited 2011 financial statements.

Management has evaluated events subsequent to June 30, 2012 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based on net income attributable to the limited partners (after one percent allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 165,375 in 2012 and 2011.

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

NOTE 3 - LEASING ACTIVITIES

The Partnership leases three properties for operation of restaurants to Del Taco on a triple net basis. One property has been subleased to a Del Taco franchisee. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2021 to 2022. Pursuant to the lease agreements, minimum rentals of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an insured casualty loss. For the three months ended June 30, 2012, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $555,530 and unaudited net income of $2,685 as compared to unaudited sales of $549,003 and unaudited net losses of $3,358 for the corresponding period in 2011. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net income from the corresponding period of the prior year primarily relates to a decrease in operating costs. For the three months ended June 30, 2012, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $332,617 as compared with unaudited sales of $323,103 during the same period in 2011.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

UNAUDITED

NOTE 3 - LEASING ACTIVITIES – continued

For the six months ended June 30, 2012, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,095,100 and unaudited net losses of $2,957 as compared to unaudited sales of $1,081,904 and unaudited net losses of $4,490 for the corresponding period in 2011. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net losses from the corresponding period of the prior year primarily relates to a decrease in operating costs. For the six months ended June 30, 2012, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $638,614 as compared with unaudited sales of $620,932 during the same period in 2011.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of June 2012. The June rent was collected in July 2012.

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

NOTE 5 - DISTRIBUTIONS

Total cash distributions declared and paid in February and May 2012 were $79,877 and $80,484, respectively. On July 24, 2012, a distribution to the limited partners of $92,157, or approximately $0.56 per limited partnership unit, was declared. Such distribution was paid August 3, 2012. The General Partner also received a distribution of $931 with respect to its one percent partnership interest in August 2012.

NOTE 6 - PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 7 - CONCENTRATION OF RISK

The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2012 and 2011. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

Liquidity and Capital Resources

Del Taco Income Properties IV (the “Partnership” or the “Company”) offered limited partnership units for sale between June 1987 and June 1988. $4.135 million was raised through the sale of limited partnership units and used to acquire sites and build three restaurants and also to pay commissions to brokers and to reimburse Del Taco LLC (Del Taco or the General Partner) for offering costs incurred. In February of 1992, approximately $442,000 raised during the offering but not required to acquire sites and build restaurants was distributed to the limited partners.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Orangethorpe Ave., Placentia, CA	$45,579	$45,748	$89,600	$89,737
Lakeshore Drive, Lake Elsinore, CA	39,914	38,772	76,634	74,512
Highland Ave., San Bernardino, CA	21,085	20,133	41,812	40,091

Total	$106,578	$104,653	$208,046	$204,340

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $106,578 during the three month period ended June 30, 2012, which represents an increase of $1,925 from the corresponding period in 2011. The Partnership earned rental revenue of $208,046 during the six month period ended June 30, 2012, which represents an increase of $3,706 from the corresponding period in 2011. The changes in rental revenues between 2011 and 2012 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Accounting fees	67.39%	55.80%	78.57%	78.54%
Distribution of information to limited partners	32.61%	44.20%	21.43%	21.46%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs increased during the three and six month periods primarily due to increased costs for printing primarily related to a mandatory new filing process known as XBRL and software licensing fees that were incurred in a different quarter than the previous year.

For the three month period ended June 30, 2012, net income increased by $1,392 from 2011 to 2012 due to the increase in revenues of $1,925, partially offset by the increase in general and administrative expenses of $512 and the decrease in interest and other income of $21. For the six month period ended June 30, 2012, net income increased by $1,671 from 2011 to 2012 due to the increase in revenues of $3,706, partially offset by the increase in general and administrative expenses of $1,969 and the decrease in interest and other income of $66.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures:

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

Not applicable.

PART II. OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 6. Exhibits

(a)	Exhibits

	31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS	XBRL Instance Document*

	101.SCH	XBRL Taxonomy Extension Schema Document*

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV (a California limited partnership) Registrant

Del Taco LLC
General Partner

Date: August 14, 2012	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)