Form 10-Q
period 2012-09-30
DEL TACO INCOME PROPERTIES IV
filed 2012-11-14
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file no. 0-16191

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO INCOME PROPERTIES IV

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

DEL TACO INCOME PROPERTIES IV

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$113,210	$118,245
Receivable from Del Taco LLC	35,052	35,694
Other current assets	596	552

Total current assets	148,858	154,491

PROPERTY AND EQUIPMENT:
Land	868,344	868,344
Land improvements	368,356	368,356
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,683,528	1,655,889

	1,327,821	1,355,460

	$1,476,679	$1,509,951

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$18,008	$17,368
Accounts payable	7,784	21,079

Total current liabilities	25,792	38,447

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at September 30, 2012 and December 31, 2011	1,330,938	1,351,349
General partner-Del Taco LLC	(18,004)	(17,798)

	1,312,934	1,333,551

	$1,476,679	$1,509,951

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
RENTAL REVENUES	$108,509	$106,164	$316,555	$310,504

EXPENSES:
General and administrative	10,332	11,404	56,777	55,881
Depreciation	9,213	9,213	27,639	27,639

	19,545	20,617	84,416	83,520

Operating income	88,964	85,547	232,139	226,984
OTHER INCOME:
Interest	28	21	78	63
Other	315	250	615	625

Net income	$89,307	$85,818	$232,832	$227,672

Net income per limited partnership unit (Note 2)	$0.53	$0.51	$1.39	$1.36

Number of units used in computing per unit amounts	165,375	165,375	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$232,832	$227,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,639	27,639
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	642	219
Other current assets	(44)	152
Payable to limited partners	640	695
Accounts payable	(13,295)	(4,024)

Net cash provided by operating activities	248,414	252,353

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(253,449)	(247,399)

Net change in cash	(5,035)	4,954
Beginning cash balance	118,245	111,469

Ending cash balance	$113,210	$116,423

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2011 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2012, the results of operations for the three and nine month periods ended September 30, 2012 and 2011 and cash flows for the nine month periods ended September 30, 2012 and 2011 have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Amounts related to disclosure of December 31, 2011 balances within these condensed financial statements were derived from the 2011 audited financial statements.

Management has evaluated events subsequent to September 30, 2012 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

For the three months ended September 30, 2012, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $568,310, and unaudited net income of $4,127 as compared to unaudited sales of $555,500 and unaudited net losses of $3,924, respectively, for the corresponding period in 2011. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net income from the corresponding period of the prior year primarily relates to decreases in operating costs. For the three months ended September 30, 2012, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $335,936 as compared with $329,198 during the same period in 2011.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

UNAUDITED

NOTE 3 - LEASING ACTIVITIES - continued

For the nine months ended September 30, 2012, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,663,410 and unaudited net income of $1,170 as compared to $1,637,404 and unaudited net losses of $8,413 for the corresponding period in 2011. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net income from the corresponding period of the prior year primarily relates to decreases in operating costs. For the nine months ended September 30, 2012, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $974,550 as compared with $950,130 during the same period in 2011.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of September 2012. The September rent receivable was collected in October 2012.

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

NOTE 5 - DISTRIBUTIONS

Total cash distributions declared and paid in February, May and August 2012 were $79,877, $80,484 and $93,088, respectively. On October 25, 2012, a distribution to the limited partners of $89,299, or approximately $0.54 per limited partnership unit, was approved. Such distribution was paid on November 5, 2012. The General Partner also received a distribution of $902, with respect to its 1% partnership interest in November 2012.

NOTE 6 - PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 7 - CONCENTRATION OF RISK

The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2012 and 2011. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Orangethorpe Ave., Placentia, CA	$46,872	$45,744	$136,472	$135,481
Lakeshore Drive, Lake Elsinore, CA	40,312	39,504	116,946	114,015
Highland Ave., San Bernardino, CA	21,325	20,916	63,137	61,008

Total	$108,509	$106,164	$316,555	$310,504

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $108,509 during the three month period ended September 30, 2012, which represents an increase of $2,345 from the corresponding period in 2011. The Partnership earned rental revenue of $316,555 during the nine month period ended September 30, 2012, which represents an increase of $6,051 from the corresponding period in 2011. The changes in rental revenues between 2011 and 2012 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Accounting fees	48.57%	44.02%	73.11%	71.50%
Distribution of information to limited partners	51.43%	55.98%	26.89%	28.50%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period decreased primarily due to decreased costs for printing. General and administrative costs for the nine month period increased primarily due to increased costs for printing.

For the three month period ended September 30, 2012, net income increased by $3,489 from 2011 to 2012 due to the increase in revenues of $2,345, the increase in interest and other income of $72 and the decrease in general and administrative expenses of $1,072. For the nine month period ended September 30, 2012, net income increased $5,160 from 2011 to 2012 due to the increase in revenues of $6,051 and the increase in interest and other income of $5, partially offset by the increase in general and administrative expenses of $896.

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

DEL TACO INCOME PROPERTIES IV
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: November 14, 2012	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)