Form 10-K
period 2012-12-31
DEL TACO INCOME PROPERTIES IV
filed 2013-03-06
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2012

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

The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed three Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 32 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants plus supplemental rent as required by the partnership agreement. As of December 31, 2012, the Partnership had a total of three properties leased to Del Taco (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).

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

The Partnership sold 165,415 ($4,135,375) limited partnership units during the public offering period ended June 3, 1988 and currently has 256 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 7 to the Notes to the Financial Statements contained under Item 8.

Item 6.	Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2012	2011	2010	2009	2008
Rental revenues	$424,716	$415,270	$410,415	$434,004	$443,351
General and administrative expense	68,363	78,055	60,422	64,794	64,782
Depreciation expense	36,852	36,852	37,465	55,268	55,268
Interest and other income	1,046	717	681	990	1,826
Net income	320,547	301,080	313,209	314,932	325,127
Net income per limited partnership unit	1.92	1.80	1.87	1.89	1.95
Cash distributions per limited partnership unit	2.06	2.04	2.11	2.29	2.24
Total assets	1,482,572	1,509,951	1,539,029	1,578,174	1,643,562
Long-term obligations	137,953	137,953	137,953	137,953	137,953

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Off Balance Sheet Arrangements and Contractual Obligations

None.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

The Partnership owns three properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).

The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2012	2011	2010
Orangethorpe Ave., Placentia, CA	$184,300	$181,898	$181,474
Lakeshore Drive, Lake Elsinore, CA	156,074	151,698	145,878
Highland Ave., San Bernardino, CA	84,342	81,674	83,063

Total	$424,716	$415,270	$410,415

The Partnership earned rental revenues of $424,716 during the year ended December 31, 2012, which represents an increase of $9,446 from 2011. The changes in rental revenues between 2011 and 2012 are directly attributable to decreases in sales levels at the restaurants under lease due to local competitive and industry factors.

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

There was no supplemental rent for the years ended December 31, 2012, 2011 and 2010. Supplemental rent is calculated on an annual basis and recorded in the fourth quarter since the amount of supplemental rent, if any, is contingent upon the amount of annual gross sales and pretax profits of the restaurants which are not known until the end of the year. The amount of supplemental rent, if any, is the lesser of (a) the supplemental rental rate of 14.6 percent times the aggregate property costs of $3,011,349, less 12 percent of gross sales of the restaurants, or (b) 50 percent of the aggregate pretax profit, less general and administrative expenses (as defined) and 50 percent of the franchise royalties paid (as defined). To the extent 12 percent of gross sales of the restaurants exceeds the supplemental rent rate, the supplemental rent would be zero.

The following table breaks down general and administrative expense by type of expense:

	Percentage of Total General and Administrative Expense
	Years Ended December 31,
	2012	2011	2010
Accounting fees	63.22%	57.12%	69.72%
Distribution of information to limited partners	31.75	28.38	26.32
Other	5.03	14.50	3.96

	100.00%	100.00%	100.00%

General and administrative costs decreased by $9,692 from 2011 to 2012. The decrease was caused primarily by decreased legal fees, which was partially offset by an increase in costs related to the mandatory filing process known as XBRL.

General and administrative costs increased by $17,633 from 2010 to 2011. The increase was caused primarily by legal fees related to communication from certain limited partners in regards to their desire (which was subsequently withdrawn in the fourth quarter of 2011) to sell all of the properties and then dissolve the Partnership, costs related to a new mandatory filing process known as XBRL, and increased costs for the distribution of information to limited partners.

Depreciation expense decreased $613 from 2010 to 2011 because some of the assets became fully depreciated.

Net income increased by $19,467 from 2011 to 2012 due to the increase in revenues of $9,446, the increase in interest and other income of $329 and the decrease in general and administrative expenses of $9,692.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

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

PART I. INFORMATION

Report of Independent Registered Public Accounting Firm

To the Partners

Del Taco Income Properties IV:

We have audited the accompanying balance sheets of Del Taco Income Properties IV (a California Limited Partnership) as of December 31, 2012 and 2011 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule of the Partnership listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Income Properties IV as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 6, 2013

DEL TACO INCOME PROPERTIES IV

BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$127,651	$118,245
Receivable from Del Taco LLC	35,761	35,694
Deposits	552	552

Total current assets	163,964	154,491

PROPERTY AND EQUIPMENT:
Land	868,344	868,344
Land improvements	368,356	368,356
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,692,741	1,655,889

	1,318,608	1,355,460

	$1,482,572	$1,509,951

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$18,165	$17,368
Accounts payable	16,006	21,079

Total current liabilities	34,171	38,447

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at December 31, 2012 and 2011	1,328,477	1,351,349
General partner-Del Taco LLC	(18,029)	(17,798)

	1,310,448	1,333,551

	$1,482,572	$1,509,951

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011	2010
RENTAL REVENUES	$424,716	$415,270	$410,415

EXPENSES:
General and administrative	68,363	78,055	60,422
Depreciation	36,852	36,852	37,465

	105,215	114,907	97,887

Operating income	319,501	300,363	312,528
OTHER INCOME:
Interest	106	92	106
Other	940	625	575

Net income	$320,547	$301,080	$313,209

Net income per limited partnership unit (Note 2)	$1.92	$1.80	$1.87

Number of limited partnership units used in computing per unit amounts	165,375	165,375	165,375

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2012, 2011, and 2010

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2009	165,375	$1,430,557	$(16,998)	$1,413,559
Net Income	—	310,077	3,132	313,209
Cash Distributions	—	(349,223)	(3,527)	(352,750)

Balance, December 31, 2010	165,375	1,391,411	(17,393)	1,374,018
Net Income	—	298,070	3,010	301,080
Cash Distributions	—	(338,132)	(3,415)	(341,547)

Balance, December 31, 2011	165,375	1,351,349	(17,798)	1,333,551
Net Income	—	317,342	3,205	320,547
Cash Distributions	—	(340,214)	(3,436)	(343,650)

Balance, December 31, 2012	165,375	$1,328,477	$(18,029)	$1,310,448

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$320,547	$301,080	$313,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,852	36,852	37,465
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(67)	(1,150)	1,142
Deposits	—	152	(27)
Payable to limited partners	797	787	749
Accounts payable	(5,073)	10,602	(353)

Net cash provided by operating activities	353,056	348,323	352,185
CASH FLOWS FROM FINANCING ACTIVITIES -
Cash distributions to partners	(343,650)	(341,547)	(352,750)

Net change in cash	9,406	6,776	(565)
Beginning cash balance	118,245	111,469	112,034

Ending cash balance	$127,651	$118,245	$111,469

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

Revenue Recognition: Rental revenue is recognized based on 12 percent of gross sales of the restaurants for the corresponding period, and is earned at the point of sale. Supplemental rent is calculated on an annual basis and recorded in the fourth quarter since the amount of supplemental rent, if any, is contingent upon the amount of annual gross sales and pretax profits of the restaurants which are not known until the end of the year. The amount of supplemental rent, if any, is the lesser of (a) the supplemental rental rate of 14.6 percent times the aggregate property costs of $3,011,349, less 12 percent of gross sales of the restaurants, or (b) 50 percent of the aggregate pretax profit, less general and administrative expenses (as defined) and 50 percent of the franchise royalties paid (as defined). To the extent 12 percent of gross sales of the restaurants exceeds the supplemental rent rate the supplemental rent would be zero. There was no supplemental rent in 2012.

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS—CONTINUED

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Risk: The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2012. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

Subsequent Events: Management has evaluated events subsequent to December 31, 2012 through the date the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

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

NOTE 3 — OBLIGATION TO GENERAL PARTNER

Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of the gross proceeds of the offering. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. One percent of the gross proceeds of the offering has been paid to the General Partner. The remaining four percent of this fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the Partnership to accrue the site selection and development fee as an obligation to the General Partner. No fees were earned for such services during 2012, 2011, and 2010.

NOTE 4 — LEASING ACTIVITIES

The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. Supplemental rent (as defined in the partnership agreement) may be earned if certain criteria are met. No supplemental rent was earned for the years ended December 31, 2012, 2011, and 2010, respectively. The leases terminate in the years 2021 to 2022. Pursuant to the lease agreements, minimum rentals of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an insured casualty loss. The Partnership had a total of three properties leased to Del Taco as of December 31, 2012, 2011, and 2010 (Del Taco, in turn, has subleased one of the restaurants to a Del Taco franchisee for each of the three years ended December 31, 2011).

The two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,238,685, $2,196,433, and $2,204,468 and unaudited net losses of $1,834 and $17,643 and unaudited net income of $796 for the years ended December 31, 2012, 2011, and 2010, respectively. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to increased sales. The one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $1,300,615, $1,264,150, and $1,215,654 for the years ended December 31, 2012, 2011, and 2010, respectively.

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS—CONTINUED

NOTE 5 — RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the months of December 2012 and 2011. This amount was collected in January 2013 and 2012, respectively.

The General Partner received $3,436, $3,415 and $3,527 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2012, 2011 and 2010, respectively.

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

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2012	2011	2010
Net income per financial statements	$320,547	$301,080	$313,209
Excess (tax) book depreciation	(3,501)	(3,501)	14,915

Taxable income	$317,046	$297,579	$328,124

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2012, is as follows (unaudited):

Partners’ equity per financial statements	$1,310,448
Issue costs of limited partnership units capitalized for tax purposes	579,259
Difference in book vs. tax depreciation	279,610

Partners’ equity for tax purposes	$2,169,317

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS—CONTINUED

NOTE 7 — CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2012 were as follows:

Quarter Ended	Cash Distribution per Limited Partnership Unit	Weighted Average Number of Units Outstanding	Number of Units Outstanding at the End of Quarter
December 31, 2009	$0.55	165,375	165,375
March 31, 2010	0.41	165,375	165,375
June 30, 2010	0.54	165,375	165,375
September 30, 2010	0.61	165,375	165,375

Total paid in 2010	$2.11

December 31, 2010	$0.54	165,375	165,375
March 31, 2011	0.46	165,375	165,375
June 30, 2011	0.48	165,375	165,375
September 30, 2011	0.56	165,375	165,375

Total paid in 2011	$2.04

December 31, 2011	$0.48	165,375	165,375
March 31, 2012	0.48	165,375	165,375
June 30, 2012	0.56	165,375	165,375
September 30, 2012	0.54	165,375	165,375

Total paid in 2012	$2.06

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Distributions declared in January 2013 amounted to $0.60 per limited partnership unit and were paid in February 2013.

NOTE 8 — RESULTS BY QUARTER (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2012
Rental revenues	$101,468	$106,578	$108,509	$108,161
Net income	56,709	86,816	89,307	87,715
Net income per limited partnership unit	0.34	0.52	0.53	0.53
Year ended December 31, 2011
Rental revenues	$99,688	$104,653	$106,164	$104,765
Net income	56,431	85,424	85,818	73,407
Net income per limited partnership unit	0.34	0.51	0.51	0.44

NOTE 9 — PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer. The increase in payable to limited partners from December 31, 2011 to December 31, 2012 is primarily due to the increase in distribution checks that were not deposited by limited partners.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on these criteria.

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

(a) & (b) Del Taco serves as the Partnership’s sole General Partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Paul J.B. Murphy, III	Chief Executive Officer	58
Steven L. Brake	Chief Financial Officer	40
John Cappasola	Chief Brand Officer	39
David Pear	Senior Vice President, Operations	49

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

Paul J. B. Murphy, III, Chief Executive Officer of Del Taco LLC. Mr. Murphy has served as Chief Executive Officer since February 2009. He previously served as President and Chief Executive Officer of Einstein Noah Restaurant Group, Inc. (formerly, New World Restaurant Group, Inc.) from October 2003 to December 2008.

Steven L. Brake, Executive Vice President, Chief Financial Officer of Del Taco LLC. Mr. Brake has served as Chief Financial Officer since April 2010 and previously served as Treasurer from March 2006 to April 2010 and as the Corporate Controller of Del Taco LLC from September 2003 to March of 2006. From December 1995 until September 2003 Mr. Brake spent seven years with Arthur Andersen and one year with KPMG LLP in their respective audit departments. Mr. Brake was a licensed certified public accountant and holds a Bachelor of Arts degree in Economics from the University of California, Irvine and an MBA from the Paul Merage School of Business at the University of California, Irvine.

John Cappasola, Executive Vice President, Chief Brand Officer of Del Taco LLC. Mr. Cappasola has served as our Chief Brand Officer since February 2011. He previously served as our Vice President of Marketing from March 2009 to February 2011. From September 2008 to March 2009, he served as our Vice President of Marketing Development. From August 2002 to September 2008, he held various positions in marketing, strategic development and operations at Blockbuster, Inc. of Dallas, Texas.

David Pear, Senior Vice President, Operations of Del Taco LLC. Mr. Pear has served as Senior Vice President of Operations since January 2012. From January 2009 to January 2012 Mr. Pear served as a Director of DMA Operations for Taco Bell (Yum Brands). From 1985 to January 2009, Mr. Pear served in a wide variety of operation positions with increasing level of responsibility for Domino’s Pizza, Inc.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

(a)	Other than listed below, no transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2012, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $3,205 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $3,436 in distributions relating to its one percent interest in the Partnership.

(b)	During 2012, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2012 for any amount.

(d)	Not applicable.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2012	2011
Audit Fees	$17,065	$17,055
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$17,065	$17,055

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

(b)	Reports on Form 8-K None

(c)	Exhibits required by Item 601 of Regulation S-K:

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

31.2 Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS      XBRL Instance Document*

101.SCH     XBRL Taxonomy Extension Schema Document*

101.CAL     XBRLTaxonomy Extension Calculation Linkbase Document*

101.DEF     XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB     XBRLTaxonomy Extension Label Linkbase Document*

101.PRE     XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

DEL TACO INCOME PROPERTIES IV

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period				Life on which depreciation in latest income statement is computed
Description (All Restaurants)	Encumbrances	Land & land improvements	Building & Improvements	Carrying costs	Land, buildings & improvements Total	Accumulated depreciation	Date of construction	Date acquired
Placentia, CA	$—	$465,933	$485,961	$—	$951,894	$455,097	1988	1988	20(LI), 35(BI)
Lake Elsinore, CA	—	449,058	468,361	—	917,419	438,616	1989	1989	20(LI), 35(BI)
San Bernardino, CA	—	321,709	335,538	—	657,247	314,209	1989	1989	20(LI), 35(BI)

	$—	$1,236,700	$1,289,860	$—	$2,526,560	$1,207,922

	Restaurants	Accumulated Depreciation
Balances at December 31, 2009	$2,526,560	$1,096,753
Additions	—	37,465
Retirements	—	—

Balances at December 31, 2010	2,526,560	1,134,218
Additions	—	36,852
Retirements	—	—

Balances at December 31, 2011	2,526,560	1,171,070
Additions	—	36,852
Retirements	—	—

Balances at December 31, 2012	$2,526,560	$1,207,922

The aggregate cost basis of Del Taco Income Properties IV real estate assets for Federal income tax purposes was $2,526,560 at December 31, 2012.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV
a California limited partnership

Del Taco LLC
General Partner

Date: March 6, 2013	/s/ Paul J.B. Murphy, III
Paul J.B. Murphy, III
Chief Executive Officer

Date: March 6, 2013	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer

Date: March 6, 2013	/s/ John Cappasola
John Cappasola
Chief Brand Officer