Form 10-Q
period 2013-03-31
DEL TACO INCOME PROPERTIES IV
filed 2013-05-15
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO INCOME PROPERTIES IV

PART I.	FINANCIAL INFORMATION
ITEM I.	FINANCIAL STATEMENTS

DEL TACO INCOME PROPERTIES IV

CONDENSED BALANCE SHEETS

	March 31, 2013		December 31, 2012
	(Unaudited	)
ASSETS
CURRENT ASSETS:
Cash	$102,286		$127,651
Receivable from Del Taco LLC	37,649		35,761
Other current assets	552		552

Total current assets	140,487		163,964

PROPERTY AND EQUIPMENT:
Land	868,344		868,344
Land improvements	368,356		368,356
Buildings and improvements	1,289,860		1,289,860
Machinery and equipment	484,789		484,789

	3,011,349		3,011,349
Less - accumulated depreciation	1,701,954		1,692,741

	1,309,395		1,318,608

	$1,449,882		$1,482,572

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$18,700		$18,165
Accounts payable	23,316		16,006

Total current liabilities	42,016		34,171

OBLIGATION TO GENERAL PARTNER	137,953		137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at March 31, 2013 and December 31, 2012	1,288,347		1,328,477
General partner-Del Taco LLC	(18,434)		(18,029)

	1,269,913		1,310,448

	$1,449,882		$1,482,572

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
RENTAL REVENUES	$104,389	$101,468

EXPENSES:
General and administrative	36,352	35,771
Depreciation	9,213	9,213

	45,565	44,984

Operating income	58,824	56,484
OTHER INCOME:
Interest	27	25
Other	100	200

Net income	$58,951	$56,709

Net income per limited partnership unit (Note 2)	$0.35	$0.34

Number of units used in computing per unit amounts	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,951	$56,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,213	9,213
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(1,888)	(229)
Other current assets	—	(134)
Payable to limited partners	535	431
Accounts payable	7,310	(1,075)

Net cash provided by operating activities	74,121	64,915

CASH FLOWS FROM FINANCING ACTIVITIES –
Cash distributions to partners	(99,486)	(79,877)

Net change in cash	(25,365)	(14,962)
Beginning cash balance	127,651	118,245

Ending cash balance	$102,286	$103,283

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2012 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2013, the results of operations and cash flows for the three month periods ended March 31, 2013 and 2012 have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Amounts related to disclosure of December 31, 2012 balances within these condensed financial statements were derived from the 2012 audited financial statements.

Management has evaluated events subsequent to March 31, 2013 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented, which amounted to 165,375 in 2013 and 2012.

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

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2013

UNAUDITED

NOTE 3 - LEASING ACTIVITIES - continued

For the three months ended March 31, 2013, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $551,995 and unaudited net losses of $1,272 as compared to unaudited sales of $539,570 and unaudited net losses of $5,642, respectively, for the corresponding period in 2012. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to decreases in operating costs and increases in sales. For the three months ended March 31, 2013, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $317,916 as compared with $305,998 during the same period in 2012.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of March 2013. The March rent receivable was collected in April 2013.

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

NOTE 5 - DISTRIBUTIONS

Total cash distributions declared and paid in February 2013 were $99,486. On April 29, 2013, a distribution to the limited partners of $77,799, or approximately $0.47 per limited partnership unit, was approved. Such distribution was paid on May 9, 2013. The General Partner also received a distribution of $786 with respect to its 1% partnership interest in May 2013.

NOTE 6 - PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2013

UNAUDITED

NOTE 7 – CONCENTRATION OF RISK

The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2013 and 2012. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended March 31,
	2013	2012
Orangethorpe Ave., Placentia, CA	$45,463	$44,021
Lakeshore Drive, Lake Elsinore, CA	38,150	36,720
Highland Ave., San Bernardino, CA	20,776	20,727

Total	$104,389	$101,468

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $104,389 during the three month period ended March 31, 2013, which represents an increase of $2,921 from the corresponding period in 2012. The changes in rental revenues between 2012 and 2013 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

Percent of Total

General & Administrative Expense

	Three Months Ended March 31,
	2013	2012
Accounting fees	79.32%	80.75%
Distribution of information to limited partners	20.68%	19.25%

	100.00%	100.00%

General and administrative costs increased from 2012 to 2013 primarily due to increased costs for printing.

For the three month period ended March 31, 2013, net income increased by $2,242 from 2012 to 2013 due to the increase in revenues of $2,921, partially offset by the decrease in interest and other income of $98 and the increase in general and administrative expenses of $581.

Significant Recent Accounting Pronouncements

None.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2012 Form 10-K.

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

DEL TACO INCOME PROPERTIES IV
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: May 15, 2013	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)