Form 10-Q
period 2013-06-30
DEL TACO INCOME PROPERTIES IV
filed 2013-08-14
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

INDEX

DEL TACO INCOME PROPERTIES IV

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DEL TACO INCOME PROPERTIES IV

CONDENSED BALANCE SHEETS

	June 30, 2013		December 31, 2012
	(Unaudited	)
ASSETS
CURRENT ASSETS:
Cash	$114,691		$127,651
Receivable from Del Taco LLC	36,170		35,761
Other current assets	777		552

Total current assets	151,638		163,964

PROPERTY AND EQUIPMENT:
Land	868,344		868,344
Land improvements	368,356		368,356
Buildings and improvements	1,289,860		1,289,860
Machinery and equipment	484,789		484,789

	3,011,349		3,011,349
Less—accumulated depreciation	1,711,167		1,692,741

	1,300,182		1,318,608

	$1,451,820		$1,482,572

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$19,547		$18,165
Accounts payable	15,199		16,006

Total current liabilities	34,746		34,171

OBLIGATION TO GENERAL PARTNER	137,953		137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at June 30, 2013 and December 31, 2012	1,297,463		1,328,477
General partner-Del Taco LLC	(18,342)		(18,029)

	1,279,121		1,310,448

	$1,451,820		$1,482,572

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
RENTAL REVENUES	$109,976	$106,578	$214,365	$208,046

EXPENSES:
General and administrative	13,248	10,674	49,599	46,445
Depreciation	9,213	9,213	18,426	18,426

	22,461	19,887	68,025	64,871

Operating income	87,515	86,691	146,340	143,175
OTHER INCOME:
Interest	28	25	54	50
Other	250	100	350	300

Net income	$87,793	$86,816	$146,744	$143,525

Net income per limited partnership unit (note 2)	$0.53	$0.52	$0.88	$0.86

Number of units used in computing per unit amounts	165,375	165,375	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$146,744	$143,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,426	18,426
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(409)	(452)
Other current assets	(225)	(89)
Payable to limited partners	1,382	657
Accounts payable	(807)	(3,838)

Net cash provided by operating activities	165,111	158,229
CASH FLOWS FROM FINANCING ACTIVITIES -
Cash distributions to partners	(178,071)	(160,361)

Net change in cash	(12,960)	(2,132)
Beginning cash balance	127,651	118,245

Ending cash balance	$114,691	$116,113

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

UNAUDITED

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2012 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2013, the results of operations for the three and six month periods ended June 30, 2013 and 2012 and cash flows for the six month periods ended June 30, 2013 and 2012 have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Amounts related to disclosure of December 31, 2012 balances within these condensed financial statements were derived from the audited 2012 financial statements.

Management has evaluated events subsequent to June 30, 2013 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2—NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based on net income attributable to the limited partners (after one percent allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 165,375 in 2013 and 2012.

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

NOTE 3—LEASING ACTIVITIES

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

For the three months ended June 30, 2013, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $577,535 and unaudited net income of $767, as compared to unaudited sales of $555,530 and unaudited net income of $2,685 for the corresponding period in 2012. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to an increase in operating costs. For the three months ended June 30, 2013, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $338,931 as compared with unaudited sales of $332,617 during the same period in 2012.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

UNAUDITED

NOTE 3—LEASING ACTIVITIES—continued

For the six months ended June 30, 2013, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,129,530 and unaudited net losses of $505, as compared to unaudited sales of $1,095,100 and unaudited net losses of $2,957 for the corresponding period in 2012. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net losses from the corresponding period of the prior year primarily relates to a decrease in operating costs. For the six months ended June 30, 2013, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $656,847 as compared with unaudited sales of $638,614 during the same period in 2012.

NOTE 4—TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of June 2013. The June rent was collected in July 2013.

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

NOTE 5—DISTRIBUTIONS

Total cash distributions declared and paid in February and June 2013 were $99,486 and $78,585, respectively. On July 24, 2013, a distribution to the limited partners of $89,243 or approximately $0.54 per limited partnership unit, was declared. Such distribution was paid August 7, 2013. The General Partner also received a distribution of $901 with respect to its one percent partnership interest in August 2013.

NOTE 6—PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 7—CONCENTRATION OF RISK

The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2013 and 2012. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Orangethorpe Ave., Placentia, CA	$46,784	$45,579	$92,248	$89,600
Lakeshore Drive, Lake Elsinore, CA	40,672	39,914	78,821	76,634
Highland Ave., San Bernardino, CA	22,520	21,085	43,296	41,812

Total	$109,976	$106,578	$214,365	$208,046

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $109,976 during the three month period ended June 30, 2013, which represents an increase of $3,398 from the corresponding period in 2012. The Partnership earned rental revenue of $214,365 during the six month period ended June 30, 2013, which represents an increase of $6,319 from the corresponding period in 2012. The changes in rental revenues between 2012 and 2013 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

Percent of Total

General & Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Accounting fees	54.25%	67.39%	73.45%	78.57%
Distribution of information to limited partners	45.75%	32.61%	26.55%	21.43%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs increased during the three and six month periods primarily due to increased costs for printing.

For the three month period ended June 30, 2013, net income increased by $977, from 2012 to 2013 due to the increase in revenues of $3,398 and the increase in interest and other income of $153, partially offset by the increase in general and administrative expenses of $2,574. For the six month period ended June 30, 2013, net income increased by $3,219 from 2012 to 2013 due to the increase in revenues of $6,319 and the increase in interest and other income of $54, partially offset by the increase in general and administrative expenses of $3,154.

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

(c)	Asset-backed issuers:

Not applicable.

PART II. OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 6.	Exhibits

(a)	Exhibits

31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: August 14, 2013	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)