Form 10-Q
period 2013-09-30
DEL TACO INCOME PROPERTIES IV
filed 2013-11-14
CIK 812630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

INDEX

DEL TACO INCOME PROPERTIES IV

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DEL TACO INCOME PROPERTIES IV

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$121,249	$127,651
Receivable from Del Taco LLC	36,007	35,761
Other current assets	702	552

Total current assets	157,958	163,964

PROPERTY AND EQUIPMENT:
Land	868,344	868,344
Land improvements	368,356	368,356
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,720,380	1,692,741

	1,290,969	1,318,608

	$1,448,927	$1,482,572

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$19,483	$18,165
Accounts payable	10,721	16,006

Total current liabilities	30,204	34,171

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at September 30, 2013 and December 31, 2012	1,299,096	1,328,477
General partner-Del Taco LLC	(18,326)	(18,029)

	1,280,770	1,310,448

	$1,448,927	$1,482,572

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
RENTAL REVENUES	$110,873	$108,509	$325,238	$316,555

EXPENSES:
General and administrative	10,022	10,332	59,622	56,777
Depreciation	9,213	9,213	27,639	27,639

	19,235	19,545	87,261	84,416

Operating income	91,638	88,964	237,977	232,139

OTHER INCOME:
Interest	30	28	85	78
Other	125	315	475	615

Net income	$91,793	$89,307	$238,537	$232,832

Net income per limited partnership unit (Note 2)	$0.55	$0.53	$1.43	$1.39

Number of units used in computing per unit amounts	165,375	165,375	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$238,537	$232,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,639	27,639
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(246)	642
Other current assets	(150)	(44)
Payable to limited partners	1,318	640
Accounts payable	(5,285)	(13,295)

Net cash provided by operating activities	261,813	248,414

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(268,215)	(253,449)

Net change in cash	(6,402)	(5,035)

Beginning cash balance	127,651	118,245

Ending cash balance	$121,249	$113,210

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2012 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2013, the results of operations for the three and nine month periods ended September 30, 2013 and 2012 and cash flows for the nine month periods ended September 30, 2013 and 2012 have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Amounts related to disclosure of December 31, 2012 balances within these condensed financial statements were derived from the 2012 audited financial statements.

Management has evaluated events subsequent to September 30, 2013 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

For the three months ended September 30, 2013, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $586,926 and unaudited net losses of $5,195 as compared to unaudited sales of $568,310, and unaudited net income of $4,127, respectively, for the corresponding period in 2012. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to increases in operating costs. For the three months ended September 30, 2013, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $337,015 as compared with $335,936 during the same period in 2012.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

UNAUDITED

NOTE 3 - LEASING ACTIVITIES - continued

For the nine months ended September 30, 2013, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,716,457 and unaudited net losses of $5,700 as compared to $1,663,410 and unaudited net income of $1,170 for the corresponding period in 2012. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to increases in operating costs. For the nine months ended September 30, 2013, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $993,862 as compared with $974,550 during the same period in 2012.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of September 2013. The September rent receivable was collected in October 2013.

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

NOTE 5 - DISTRIBUTIONS

Total cash distributions declared and paid in February, June and August 2013 were $99,486, $78,585 and $90,144, respectively. On October 21, 2013, a distribution to the limited partners of $95,799, or approximately $0.58 per limited partnership unit, was approved. Such distribution was paid on November 6, 2013. The General Partner also received a distribution of $968 with respect to its 1% partnership interest in November 2013.

NOTE 6 - PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 7 - CONCENTRATION OF RISK

The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2013 and 2012. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Orangethorpe Ave., Placentia, CA	$48,179	$46,872	$140,427	$136,472
Lakeshore Drive, Lake Elsinore, CA	40,442	40,312	119,263	116,946
Highland Ave., San Bernardino, CA	22,252	21,325	65,548	63,137

Total	$110,873	$108,509	$325,238	$316,555

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $110,873 during the three month period ended September 30, 2013, which represents an increase of $2,364 from the corresponding period in 2012. The Partnership earned rental revenue of $325,238 during the nine month period ended September 30, 2013, which represents an increase of $8,683 from the corresponding period in 2012. The changes in rental revenues between 2012 and 2013 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Accounting fees	50.01%	48.57%	69.51%	73.11%
Distribution of information to limited partners	49.99%	51.43%	30.49%	26.89%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period decreased primarily due to a one-time decreased cost for mailings. General and administrative costs for the nine month period increased primarily due to increased costs for printing primarily related to a mandatory new filing process known as XBRL.

For the three month period ended September 30, 2013, net income increased by $2,486 from 2012 to 2013 due to the increase in revenues of $2,364 and the decrease in general and administrative expenses of $310, partially offset by the decrease in interest and other income of $188. For the nine month period ended September 30, 2013, net income increased $5,705 from 2012 to 2013 due to the increase in revenues of $8,683, partially offset by the increase in general and administrative expenses of $2,845 and the decrease in interest and other income of $133.

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

(c)	Asset-backed issuers:

Not applicable.

PART II. OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 6.	Exhibits

(a)	Exhibits

31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV (a California limited partnership) Registrant

Del Taco LLC General Partner

Date: November 14, 2013	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer (Principal Financial Officer)