Form 10-K
period 2013-12-31
DEL TACO INCOME PROPERTIES IV
filed 2014-03-24
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2013

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

The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed three Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 32 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants plus supplemental rent as required by the partnership agreement. As of December 31, 2013, the Partnership had a total of three properties leased to Del Taco (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).

The Partnership has no full-time employees. The partnership agreement assigns full authority for general management and supervision of the business affairs of the partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the Partnership. Limited partners have no right to participate in the day to day management or conduct of the Partnership’s business affairs.

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

The Partnership sold 165,415 ($4,135,375) limited partnership units during the public offering period ended June 3, 1988 and currently has 260 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 7 to the Notes to the Financial Statements contained under Item 8.

Item 6.	Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Rental revenues	$439,860	$424,716	$415,270	$410,415	$434,004
General and administrative expense	71,826	68,363	78,055	60,422	64,794
Depreciation expense	36,852	36,852	36,852	37,465	55,268
Interest and other income	592	1,046	717	681	990
Net income	331,774	320,547	301,080	313,209	314,932
Net income per limited partnership unit	1.99	1.92	1.80	1.87	1.89
Cash distributions per limited partnership unit	2.19	2.06	2.04	2.11	2.29
Total assets	1,447,856	1,482,572	1,509,951	1,539,029	1,578,174
Long-term obligations	137,953	137,953	137,953	137,953	137,953

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2013	2012	2011
Orangethorpe Ave., Placentia, CA	$190,965	$184,300	$181,898
Lakeshore Drive, Lake Elsinore, CA	160,716	156,074	151,698
Highland Ave., San Bernardino, CA	88,179	84,342	81,674

Total	$439,860	$424,716	$415,270

The Partnership earned rental revenues of $439,860 during the year ended December 31, 2013, which represents an increase of $15,144 from 2012. The changes in rental revenues between 2012 and 2013 are directly attributable to increases in sales levels at the restaurants under lease due to local competitive and industry factors.

The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants plus supplemental rent as required by the partnership agreement. The Partnership earned rental revenues of $424,716 during the year ended December 31, 2012, which represents an increase of $9,446 from 2011. The changes in rental revenues between 2011 and 2012 are directly attributable to increases in sales levels at the restaurants under lease due to local competitive and industry factors.

There was no supplemental rent for the years ended December 31, 2013, 2012 and 2011. Supplemental rent is calculated on an annual basis and recorded in the fourth quarter since the amount of supplemental rent, if any, is contingent upon the amount of annual gross sales and pretax profits of the restaurants which are not known until the end of the year. The amount of supplemental rent, if any, is the lesser of (a) the supplemental rental rate of 14.6 percent times the aggregate property costs of $3,011,349, less 12 percent of gross sales of the restaurants, or (b) 50 percent of the aggregate pretax profit, less general and administrative expenses (as defined) and 50 percent of the franchise royalties paid (as defined). To the extent 12 percent of gross sales of the restaurants exceeds the supplemental rent rate, the supplemental rent would be zero.

The following table breaks down general and administrative expense by type of expense:

	Percentage of Total General and Administrative Expense
	Years Ended December 31,
	2013	2012	2011
Accounting fees	62.37%	63.22%	57.12%
Distribution of information to limited partners	33.13	31.75	28.38
Other	4.50	5.03	14.50

	100.00%	100.00%	100.00%

General and administrative costs increased by $3,463 from 2012 to 2013. The increase was caused primarily by an increase in costs related to the mandatory filing process known as XBRL.

General and administrative costs decreased by $9,692 from 2011 to 2012. The decrease was caused primarily by decreased legal fees, which was partially offset by an increase in costs related to the mandatory filing process known as XBRL.

Net income increased by $11,227 from 2012 to 2013 due to the increase in revenues of $15,144, partially offset by the decrease in interest and other income of $454 and the increase in general and administrative expenses of $3,463.

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

PART I. INFORMATION

Report of Independent Registered Public Accounting Firm

To the Partners

Del Taco Income Properties IV:

We have audited the accompanying balance sheets of Del Taco Income Properties IV (a California Limited Partnership) as of December 31, 2013 and 2012 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule of the Partnership listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Income Properties IV as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 21, 2014

DEL TACO INCOME PROPERTIES IV

BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$126,862	$127,651
Receivable from Del Taco LLC	38,611	35,761
Deposits	627	552

Total current assets	166,100	163,964

PROPERTY AND EQUIPMENT:
Land	868,344	868,344
Land improvements	368,356	368,356
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,729,593	1,692,741

	1,281,756	1,318,608

	$1,447,856	$1,482,572

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$20,133	$18,165
Accounts payable	12,530	16,006

Total current liabilities	32,663	34,171

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at December 31, 2013 and 2012	1,295,601	1,328,477
General partner-Del Taco LLC	(18,361)	(18,029)

	1,277,240	1,310,448

	$1,447,856	$1,482,572

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011
RENTAL REVENUES	$439,860	$424,716	$415,270

EXPENSES:
General and administrative	71,826	68,363	78,055
Depreciation	36,852	36,852	36,852

	108,678	105,215	114,907

Operating income	331,182	319,501	300,363
OTHER INCOME:
Interest	117	106	92
Other	475	940	625

Net income	$331,774	$320,547	$301,080

Net income per limited partnership unit (Note 2)	$1.99	$1.92	$1.80

Number of limited partnership units used in computing per unit amounts	165,375	165,375	165,375

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2013, 2012, and 2011

	Limited Partners		General Partner	Total
	Units	Amount
Balance, December 31, 2010	165,375	$1,391,411	$(17,393)	$1,374,018
Net Income	—	298,070	3,010	301,080
Cash Distributions	—	(338,132)	(3,415)	(341,547)

Balance, December 31, 2011	165,375	1,351,349	(17,798)	1,333,551
Net Income	—	317,342	3,205	320,547
Cash Distributions	—	(340,214)	(3,436)	(343,650)

Balance, December 31, 2012	165,375	1,328,477	(18,029)	1,310,448
Net Income	—	328,456	3,318	331,774
Cash Distributions	—	(361,332)	(3,650)	(364,982)

Balance, December 31, 2013	165,375	$1,295,601	$(18,361)	$1,277,240

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$331,774	$320,547	$301,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,852	36,852	36,852
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(2,850)	(67)	(1,150)
Deposits	(75)	—	152
Payable to limited partners	1,968	797	787
Accounts payable	(3,476)	(5,073)	10,602

Net cash provided by operating activities	364,193	353,056	348,323
CASH FLOWS FROM FINANCING ACTIVITIES -
Cash distributions to partners	(364,982)	(343,650)	(341,547)

Net change in cash	(789)	9,406	6,776
Beginning cash balance	127,651	118,245	111,469

Ending cash balance	$126,862	$127,651	$118,245

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

The Partnership has no full-time employees (see Note 5). The partnership agreement assigns full authority for general management and supervision of the business affairs of the partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the Partnership. Limited partners have no right to participate in the day to day management or conduct of the Partnership’s business affairs.

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

Revenue Recognition: Rental revenue is recognized based on 12 percent of gross sales of the restaurants for the corresponding period, and is earned at the point of sale. Supplemental rent is calculated on an annual basis and recorded in the fourth quarter since the amount of supplemental rent, if any, is contingent upon the amount of annual gross sales and pretax profits of the restaurants which are not known until the end of the year. The amount of supplemental rent, if any, is the lesser of (a) the supplemental rental rate of 14.6 percent times the aggregate property costs of $3,011,349, less 12 percent of gross sales of the restaurants, or (b) 50 percent of the aggregate pretax profit, less general and administrative expenses (as defined) and 50 percent of the franchise royalties paid (as defined). To the extent 12 percent of gross sales of the restaurants exceeds the supplemental rent rate the supplemental rent would be zero. There was no supplemental rent in 2013.

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Risk: The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2013. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

Subsequent Events: Management has evaluated events subsequent to December 31, 2013 through the date the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

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

NOTE 3 — OBLIGATION TO GENERAL PARTNER

Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of the gross proceeds of the offering. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. One percent of the gross proceeds of the offering has been paid to the General Partner. The remaining four percent of this fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the Partnership to accrue the site selection and development fee as an obligation to the General Partner. No fees were earned for such services during 2013, 2012, and 2011.

NOTE 4 — LEASING ACTIVITIES

The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. Supplemental rent (as defined in the partnership agreement) may be earned if certain criteria are met. No supplemental rent was earned for the years ended December 31, 2013, 2012, and 2011, respectively. The leases terminate in the years 2021 to 2022. Pursuant to the lease agreements, minimum rentals of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an insured casualty loss. The Partnership had a total of three properties leased to Del Taco as of December 31, 2013, 2012, and 2011 (Del Taco, in turn, has subleased one of the restaurants to a Del Taco franchisee for each of the three years ended December 31, 2013).

The two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,326,201, $2,238,685, and $2,196,433 and unaudited net losses of $7,609, $1,834 and $17,643 for the years ended December 31, 2013, 2012, and 2011, respectively. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year primarily relates to decreased sales. The one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $1,339,301 , $1,300,615, and $1,264,150 for the years ended December 31, 2013, 2012, and 2011, respectively.

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 5 — RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the months of December 2013 and 2012. This amount was collected in January 2014 and 2013, respectively.

The General Partner received $3,650, $3,436 and $3,415 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2013, 2012 and 2011, respectively.

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

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2013	2012	2011
Net income per financial statements	$331,774	$320,547	$301,080
Excess tax depreciation	(3,501)	(3,501)	(3,501)

Taxable income	$328,273	$317,046	$297,579

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2013, is as follows (unaudited):

Partners’ equity per financial statements	$1,277,240
Issue costs of limited partnership units capitalized for tax purposes	579,259
Difference in book vs. tax depreciation	276,110

Partners’ equity for tax purposes	$2,132,609

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 7 — CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2013 were as follows:

Quarter Ended	Cash Distribution per Limited Partnership Unit	Weighted Average Number of Units Outstanding	Number of Units Outstanding at the End of Quarter
December 31, 2010	$0.54	165,375	165,375
March 31, 2011	0.46	165,375	165,375
June 30, 2011	0.48	165,375	165,375
September 30, 2011	0.56	165,375	165,375

Total paid in 2011	$2.04

December 31, 2011	$0.48	165,375	165,375
March 31, 2012	0.48	165,375	165,375
June 30, 2012	0.56	165,375	165,375
September 30, 2012	0.54	165,375	165,375

Total paid in 2012	$2.06

December 31, 2012	$0.60	165,375	165,375
March 31, 2013	0.47	165,375	165,375
June 30, 2013	0.54	165,375	165,375
September 30, 2013	0.58	165,375	165,375

Total paid in 2013	$2.19

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Distributions declared in January 2014 amounted to $0.58 per limited partnership unit and were paid in February 2014.

NOTE 8 — RESULTS BY QUARTER (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2013
Rental revenues	$104,389	$109,976	$110,873	$114,622
Net income	58,951	87,793	91,793	93,237
Net income per limited partnership unit	0.35	0.53	0.55	0.56
Year ended December 31, 2012
Rental revenues	$101,468	$106,578	$108,509	$108,161
Net income	56,709	86,816	89,307	87,715
Net income per limited partnership unit	0.34	0.52	0.53	0.53

NOTE 9 — PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer. The increase in payable to limited partners from December 31, 2012 to December 31, 2013 is primarily due to the increase in distribution checks that were not deposited by limited partners.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on these criteria.

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

(a) & (b) Del Taco serves as the Partnership’s sole General Partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Paul J.B. Murphy, III	Chief Executive Officer	59
Steven L. Brake	Chief Financial Officer	41
John Cappasola	Chief Brand Officer	40
David Pear	Senior Vice President, Operations	50

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

David Pear, Senior Vice President, Operations of Del Taco LLC. Mr. Pear has served as Senior Vice President of Operations since January 2013. From January 2009 to January 2013 Mr. Pear served as a Director of DMA Operations for Taco Bell (Yum Brands). From 1985 to January 2009, Mr. Pear served in a wide variety of operation positions with increasing level of responsibility for Domino’s Pizza, Inc.

Code of Ethics

The Partnership has no executive officers or any full-time employees and, accordingly, has not adopted a code of ethics.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

(a)	Other than listed below, no transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2013, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $3,318 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $3,650 in distributions relating to its one percent interest in the Partnership.

(b)	During 2013, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2013 for any amount.

(d)	Not applicable.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2013	2012
Audit Fees	$17,010	$17,065
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$17,010	$17,065

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

101.INS        XBRL Instance Document*

101.SCH      XBRL Taxonomy Extension Schema Document*

101.CAL      XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF      XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB      XBRL Taxonomy Extension Label Linkbase Document*

101.PRE       XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

DEL TACO INCOME PROPERTIES IV

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period				Life on which depreciation in latest income statement is computed
Description (All Restaurants)	Encumbrances	Land & land improvements	Building & Improvements	Carrying costs	Land, buildings & improvements Total	Accumulated depreciation	Date of construction	Date acquired
Placentia, CA	$—	$465,933	$485,961	$—	$951,894	$468,981	1988	1988	20 (LI), 35 (BI)
Lake Elsinore, CA	—	449,058	468,361	—	917,419	451,997	1989	1989	20 (LI), 35 (BI)
San Bernardino, CA	—	321,709	335,538	—	657,247	323,796	1989	1989	20 (LI), 35 (BI)

	$—	$1,236,700	$1,289,860	$—	$2,526,560	$1,244,774

	Restaurants	Accumulated Depreciation
Balances at December 31, 2010	$2,526,560	$1,134,218
Additions	—	36,852
Retirements	—	—

Balances at December 31, 2011	2,526,560	1,171,070
Additions	—	36,852
Retirements	—	—

Balances at December 31, 2012	2,526,560	1,207,922
Additions	—	36,852
Retirements	—	—

Balances at December 31, 2013	$2,526,560	$1,244,774

The aggregate cost basis of Del Taco Income Properties IV real estate assets for Federal income tax purposes was $2,526,560 at December 31, 2013.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV a California limited partnership Del Taco LLC General Partner

Date March 21, 2014	/s/ Paul J.B. Murphy, III
Paul J.B. Murphy, III
Chief Executive Officer

Date March 21, 2014	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer

Date March 21, 2014	/s/ John Cappasola
John Cappasola
Chief Brand Officer