Form 10-Q
period 2014-03-31
DEL TACO INCOME PROPERTIES IV
filed 2014-05-15
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO INCOME PROPERTIES IV

PART I.	FINANCIAL INFORMATION
ITEM I.	FINANCIAL STATEMENTS

DEL TACO INCOME PROPERTIES IV

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$116,742	$126,862
Receivable from Del Taco LLC	39,441	38,611
Other current assets	551	627

Total current assets	156,734	166,100

PROPERTY AND EQUIPMENT:
Land	868,344	868,344
Land improvements	368,356	368,356
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less - accumulated depreciation	1,738,806	1,729,593

	1,272,543	1,281,756

	$1,429,277	$1,447,856

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$20,284	$20,133
Accounts payable	26,878	12,530

Total current liabilities	47,162	32,663

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at March 31, 2014 and December 31, 2013	1,262,854	1,295,601
General partner-Del Taco LLC	(18,692)	(18,361)

	1,244,162	1,277,240

	$1,429,277	$1,447,856

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
RENTAL REVENUES	$109,722	$104,389

EXPENSES:
General and administrative	36,967	36,352
Depreciation	9,213	9,213

	46,180	45,565

Operating income	63,542	58,824

OTHER INCOME:
Interest	34	27
Other	75	100

Net income	$63,651	$58,951

Net income per limited partnership unit (Note 2)	$0.38	$0.35

Number of units used in computing per unit amounts	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$63,651	$58,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,213	9,213
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(830)	(1,888)
Other current assets	76	—
Payable to limited partners	151	535
Accounts payable	14,348	7,310

Net cash provided by operating activities	86,609	74,121

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(96,729)	(99,486)

Net change in cash	(10,120)	(25,365)

Beginning cash balance	126,862	127,651

Ending cash balance	$116,742	$102,286

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2013 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2014, the results of operations for the three month periods ended March 31, 2014 and 2013 and cash flows for the three month periods ended March 31, 2014 and 2013 have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Amounts related to disclosure of December 31, 2013 balances within these condensed financial statements were derived from the 2013 audited financial statements.

Management has evaluated events subsequent to March 31, 2014 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented, which amounted to 165,375 in 2014 and 2013.

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

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Unaudited)

NOTE 3 - LEASING ACTIVITIES - continued

For the three months ended March 31, 2014, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $581,837 and unaudited net losses of $4,402, as compared to unaudited sales of $551,995 and unaudited net losses of $1,272, respectively, for the corresponding period in 2013. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year primarily relates to increases in operating costs. For the three months ended March 31, 2014, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $332,515 as compared with $317,916 during the same period in 2013.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of March 2014. The March rent receivable was collected in April 2014.

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

NOTE 5 - DISTRIBUTIONS

Total cash distributions declared and paid in February 2014 were $96,729. On April 24, 2014, a distribution to the limited partners of $90,543, or approximately $0.55 per limited partnership unit, was approved. Such distribution was paid on May 7, 2014. The General Partner also received a distribution of $915 with respect to its 1% partnership interest in May 2014.

NOTE 6 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Unaudited)

NOTE 7 – CONCENTRATION OF RISK

The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2014 and 2013. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended March 31,
	2014	2013
Orangethorpe Ave., Placentia, CA	$47,950	$45,463
Lakeshore Drive, Lake Elsinore, CA	39,902	38,150
Highland Ave., San Bernardino, CA	21,870	20,776

Total	$109,722	$104,389

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $109,722 during the three month period ended March 31, 2014, which represents an increase of $5,333 from the corresponding period in 2013. The changes in rental revenues between 2013 and 2014 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

Percent of Total

General & Administrative Expense

	Three Months Ended March 31,
	2014	2013
Accounting fees	79.34%	79.32%
Distribution of information to limited partners	20.66%	20.68%

	100.00%	100.00%

General and administrative costs increased from 2013 to 2014 primarily due to increased costs for accounting and tax preparation.

For the three month period ended March 31, 2014, net income increased by $4,700 from 2013 to 2014 due to the increase in revenues of $5,333, partially offset by the decrease in interest and other income of $18 and the increase in general and administrative expenses of $615.

Significant Recent Accounting Pronouncements

None.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2013 Form 10-K.

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

(c)	Asset-backed issuers:

Not applicable.

PART II. OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 6.	Exhibits

(a)	Exhibits

31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV
(a California limited partnership)
Registrant
Del Taco LLC
General Partner
Date: May 14, 2014	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)