Form 10-Q
period 2014-06-30
DEL TACO INCOME PROPERTIES IV
filed 2014-08-13
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO INCOME PROPERTIES IV

PART I.	FINANCIAL INFORMATION
ITEM I.	FINANCIAL STATEMENTS

DEL TACO INCOME PROPERTIES IV

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$124,943	$126,862
Receivable from Del Taco LLC	37,868	38,611
Other current assets	551	627

Total current assets	163,362	166,100

PROPERTY AND EQUIPMENT:
Land	868,344	868,344
Land improvements	368,356	368,356
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less-accumulated depreciation	1,748,019	1,729,593

	1,263,330	1,281,756

	$1,426,692	$1,447,856

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$20,563	$20,133
Accounts payable	21,833	12,530

Total current liabilities	42,396	32,663

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at June 30, 2014 and December 31, 2013	1,265,013	1,295,601
General partner-Del Taco LLC	(18,670)	(18,361)

	1,246,343	1,277,240

	$1,426,692	$1,447,856

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
RENTAL REVENUES	$115,639	$109,976	$225,361	$214,365

EXPENSES:
General and administrative	13,037	13,248	50,004	49,599
Depreciation	9,213	9,213	18,426	18,426

	22,250	22,461	68,430	68,025

Operating income	93,389	87,515	156,931	146,340
OTHER INCOME:
Interest	30	28	64	54
Other	220	250	295	350

Net income	$93,639	$87,793	$157,290	$146,744

Net income per limited partnership unit (note 2)	$0.56	$0.53	$0.94	$0.88

Number of units used in computing per unit amounts	165,375	165,375	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$157,290	$146,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,426	18,426
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	743	(409)
Other current assets	76	(225)
Payable to limited partners	430	1,382
Accounts payable	9,303	(807)

Net cash provided by operating activities	186,268	165,111

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(188,187)	(178,071)

Net cash used in financing activities	(188,187)	(178,071)

Net change in cash	(1,919)	(12,960)
Beginning cash balance	126,862	127,651

Ending cash balance	$124,943	$114,691

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2013 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2014, the results of operations for the three and six month periods ended June 30, 2014 and 2013 and cash flows for the six month periods ended June 30, 2014 and 2013 have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Amounts related to disclosure of December 31, 2013 balances within these condensed financial statements were derived from the audited 2013 financial statements.

Management has evaluated events subsequent to June 30, 2014 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based on net income attributable to the limited partners (after one percent allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 165,375 in 2014 and 2013.

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

For the three months ended June 30, 2014, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $604,336 and unaudited net income of $7,172, as compared to unaudited sales of $577,535 and unaudited net income of $767 for the corresponding period in 2013. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net income from the corresponding period of the prior year primarily relates to an increase in sales. For the three months ended June 30, 2014, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $359,323 as compared with unaudited sales of $338,931 during the same period in 2013.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

UNAUDITED

NOTE 3 - LEASING ACTIVITIES – continued

For the six months ended June 30, 2014, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,186,173 and unaudited net income of $2,770 , as compared to unaudited sales of $1,129,530 and unaudited net losses of $505 for the corresponding period in 2013. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net losses from the corresponding period of the prior year primarily relates to an increase in sales. For the six months ended June 30, 2014, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $691,838 as compared with unaudited sales of $656,847 during the same period in 2013.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of June 2014. The June rent was collected in July 2014.

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

NOTE 5 - DISTRIBUTIONS

Total cash distributions declared and paid in February and June 2014 were $96,729 and $91,458, respectively. On July 11, 2014, a distribution to the limited partners of $98,386 or approximately $0.59 per limited partnership unit, was declared. Such distribution was paid August 7, 2014. The General Partner also received a distribution of $994 with respect to its one percent partnership interest in August 2014.

NOTE 6 - PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 7 - CONCENTRATION OF RISK

The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2014 and 2013. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. Although the Partnership at times maintains balances that exceed the federally insured limit, it has not experienced any losses related to these balances and management believes the credit risk to be minimal.

NOTE 8 - COMMUNICATION FROM CERTAIN LIMITED PARTNERS

During the third quarter of 2014, several limited partners communicated to the General Partner their desire to potentially sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. The General Partner plans to initiate a “straw poll” of all limited partners to determine if there is sufficient interest to support a potential sale of the properties and dissolution of the Partnership.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Orangethorpe Ave., Placentia, CA	$49,425	$46,784	$97,376	$92,248
Lakeshore Drive, Lake Elsinore, CA	43,119	40,672	83,020	78,821
Highland Ave., San Bernardino, CA	23,095	22,520	44,965	43,296

Total	$115,639	$109,976	$225,361	$214,365

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $115,639 during the three month period ended June 30, 2014, which represents an increase of $5,663 from the corresponding period in 2013. The Partnership earned rental revenue of $225,361 during the six month period ended June 30, 2014, which represents an increase of $10,996 from the corresponding period in 2013. The changes in rental revenues between 2013 and 2014 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Accounting fees	58.03%	54.25%	74.60%	73.45%
Distribution of information to limited partners	41.97%	45.75%	25.40%	26.55%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs decreased slightly during the three month period primarily due to decreased printing costs. General and administrative costs increased slightly during the six month period primarily due to increased costs for printing, distribution of information to limited partners and tax filings.

For the three month period ended June 30, 2014, net income increased by $5,846 from 2013 to 2014 due to the increase in revenues of $5,663 and the decrease in general and administrative expenses of $211, partially offset by the decrease in interest and other income of $28. For the six month period ended June 30, 2014, net income increased by $10,546 from 2013 to 2014 due to the increase in revenues of $10,996, partially offset by the increase in general and administrative expenses of $405 and the decrease in interest and other income of $45.

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

DEL TACO INCOME PROPERTIES IV
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: August 13, 2014	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)