Form 10-K
period 2014-12-31
DEL TACO INCOME PROPERTIES IV
filed 2015-03-02
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2014

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

DEL TACO INCOME PROPERTIES IV

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

Item 1.	Business

Del Taco Income Properties IV (the Partnership, us, we or our) is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act. The Partnership’s General Partner is Del Taco LLC, a California limited liability company (Del Taco or the General Partner). The Partnership sold 165,415 units totaling $4,135,375 through an offering of limited partnership units from June 1987 through June 1988. The term of the partnership agreement is until December 31, 2027, unless terminated earlier by means provided in the partnership agreement.

The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed three Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 32 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants plus supplemental rent as required by the partnership agreement. As of December 31, 2014, the Partnership had a total of three properties leased to Del Taco (Del Taco, in turn, has sub-leased one of the restaurants to a Del Taco franchisee).

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

The Partnership sold 165,415 ($4,135,375) limited partnership units during the public offering period ended June 3, 1988 and currently has 252 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 7 to the Notes to the Financial Statements contained under Item 8.

Item 6.	Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2014	2013	2012	2011	2010

Rental revenues	$463,395	$439,860	$424,716	$415,270	$410,415

General and administrative expense	93,378	71,826	68,363	78,055	60,422

Depreciation expense	36,852	36,852	36,852	36,852	37,465

Interest and other income	1,277	592	1,046	717	681

Net income	334,442	331,774	320,547	301,080	313,209

Net income per limited partnership unit	2.00	1.99	1.92	1.80	1.87

Cash distributions per limited partnership unit	2.29	2.19	2.06	2.04	2.11

Total assets	1,404,260	1,447,856	1,482,572	1,509,951	1,539,029

Long-term obligations	137,953	137,953	137,953	137,953	137,953

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources

The Partnership offered limited partnership units for sale between June 1987 and June 1988. In total, $4,135,375 was raised through the sale of limited partnership units and used to acquire sites, build three restaurants, pay commissions to brokers and to reimburse Del Taco LLC (Del Taco or the General Partner) for offering costs incurred. In February of 1992, approximately $442,000 raised during the offering but not required to acquire sites and build restaurants was distributed to the limited partners.

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

The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2014	2013	2012
Orangethorpe Ave., Placentia, CA	$198,282	$190,965	$184,300
Lakeshore Drive, Lake Elsinore, CA	172,185	160,716	156,074
Highland Ave., San Bernardino, CA	92,928	88,179	84,342

Total	$463,395	$439,860	$424,716

The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants plus supplemental rent as required by the partnership agreement. The Partnership earned rental revenues of $463,395 during the year ended December 31, 2014, which represents an increase of $23,535 from 2013. The changes in rental revenues between 2013 and 2014 are directly attributable to increases in sales levels at the restaurants under lease due to local competitive and industry factors.

The Partnership earned rental revenues of $439,860 during the year ended December 31, 2013, which represents an increase of $15,144 from 2012. The changes in rental revenues between 2012 and 2013 are directly attributable to increases in sales levels at the restaurants under lease due to local competitive and industry factors.

There was no supplemental rent for the years ended December 31, 2014, 2013 and 2012. Supplemental rent is calculated on an annual basis and recorded in the fourth quarter since the amount of supplemental rent, if any, is contingent upon the amount of annual gross sales and pretax profits of the restaurants which are not known until the end of the year. The amount of supplemental rent, if any, is the lesser of (a) the supplemental rental rate of 14.6 percent times the aggregate property costs of $3,011,349, less 12 percent of gross sales of the restaurants, or (b) 50 percent of the aggregate pretax profit, less general and administrative expenses (as defined) and 50 percent of the franchise royalties paid (as defined). To the extent 12 percent of gross sales of the restaurants exceeds the supplemental rent rate, the supplemental rent would be zero.

The following table breaks down general and administrative expense by type of expense:

	Percentage of Total General and Administrative Expense
	Years Ended December 31,
	2014	2013	2012
Accounting fees	50.31%	62.37%	63.22%
Distribution of information to limited partners	26.80	33.13	31.75
Potential sale-related expenses	19.48	—	—
Other	3.41	4.50	5.03

	100.00%	100.00%	100.00%

General and administrative costs increased by $21,552 from 2013 to 2014. The increase was caused primarily by costs related to the “straw poll” and Form 8-K filings discussed in Notes 10 and 11.

General and administrative costs increased by $3,463 from 2012 to 2013. The increase was caused primarily by an increase in costs related to the mandatory filing process known as XBRL.

Net income increased by $2,668 from 2013 to 2014 due to the increase in revenues of $23,535 and the increase in interest and other income of $685, partially offset by the and the increase in general and administrative expenses of $21,552.

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

Report of Independent Registered Public Accounting Firm

To the Partners

Del Taco Income Properties IV:

We have audited the accompanying balance sheets of Del Taco Income Properties IV (a California Limited Partnership) as of December 31, 2014 and 2013 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule of the Partnership in Item 15 (a) Schedule III – Real Estate and Accumulated Depreciation. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Income Properties IV as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 2, 2015

DEL TACO INCOME PROPERTIES IV

BALANCE SHEETS

	December 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$118,794	$126,862
Receivable from Del Taco LLC	39,830	38,611
Deposits	732	627

Total current assets	159,356	166,100

PROPERTY AND EQUIPMENT
Land	868,344	868,344
Land improvements	368,356	368,356
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349

Less: accumulated depreciation	1,766,445	1,729,593

	1,244,904	1,281,756

	$1,404,260	$1,447,856

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Payable to limited partners	$20,152	$20,133
Accounts payable	17,074	12,530

Total current liabilities	37,226	32,663

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY
Limited partners; 165,375 units outstanding at December 31, 2014 and 2013	1,247,924	1,295,601
General partner-Del Taco LLC	(18,843)	(18,361)

	1,229,081	1,277,240

	$1,404,260	$1,447,856

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF INCOME

	Years Ended December 31,
	2014	2013	2012
RENTAL REVENUES	$463,395	$439,860	$424,716

EXPENSES
General and administrative	93,378	71,826	68,363
Depreciation	36,852	36,852	36,852

	130,230	108,678	105,215

Operating income	333,165	331,182	319,501

OTHER INCOME
Interest	132	117	106
Other	1,145	475	940

Net income	$334,442	$331,774	$320,547

Net income per limited partnership unit (Note 2)	$2.00	$1.99	$1.92

Number of limited partnership units used in computing per unit amounts	165,375	165,375	165,375

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2014, 2013, and 2012

	Limited Partners		General
	Units	Amount	Partner	Total

Balance, December 31, 2011	165,375	$1,351,349	$(17,798)	$1,333,551

Net Income	—	317,342	3,205	320,547

Cash Distributions	—	(340,214)	(3,436)	(343,650)

Balance, December 31, 2012	165,375	1,328,477	(18,029)	1,310,448

Net Income	—	328,456	3,318	331,774

Cash Distributions	—	(361,332)	(3,650)	(364,982)

Balance, December 31, 2013	165,375	1,295,601	(18,361)	1,277,240

Net Income	—	331,098	3,344	334,442

Cash Distributions	—	(378,775)	(3,826)	(382,601)

Balance, December 31, 2014	165,375	$1,247,924	$(18,843)	$1,229,081

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$334,442	$331,774	$320,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,852	36,852	36,852
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(1,219)	(2,850)	(67)
Deposits	(105)	(75)	—
Payable to limited partners	19	1,968	797
Accounts payable	4,544	(3,476)	(5,073)

Net cash provided by operating activities	374,533	364,193	353,056

CASH FLOWS FROM FINANCING ACTIVITIES

Cash distributions to partners	(382,601)	(364,982)	(343,650)

Net cash used in financing activities	(382,601)	(364,982)	(343,650)

Net change in cash	(8,068)	(789)	9,406

Beginning cash balance	126,862	127,651	118,245

Ending cash balance	$118,794	$126,862	$127,651

See accompanying notes to financial statements.

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

Revenue Recognition: Rental revenue is recognized based on 12 percent of gross sales of the restaurants for the corresponding period, and is earned at the point of sale. Supplemental rent is calculated on an annual basis and recorded in the fourth quarter since the amount of supplemental rent, if any, is contingent upon the amount of annual gross sales and pretax profits of the restaurants which are not known until the end of the year. The amount of supplemental rent, if any, is the lesser of (a) the supplemental rental rate of 14.6 percent times the aggregate property costs of $3,011,349, less 12 percent of gross sales of the restaurants, or (b) 50 percent of the aggregate pretax profit, less general and administrative expenses (as defined) and 50 percent of the franchise royalties paid (as defined). To the extent 12 percent of gross sales of the restaurants exceeds the supplemental rent rate the supplemental rent would be zero. There was no supplemental rent in 2014.

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Risk: The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2014. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

Subsequent Events: Management has evaluated events subsequent to December 31, 2014 through the date the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements (see Note 11).

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

NOTE 3 — OBLIGATION TO GENERAL PARTNER

Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of the gross proceeds of the offering. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. One percent of the gross proceeds of the offering has been paid to the General Partner. The remaining four percent of this fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the Partnership to accrue the site selection and development fee as an obligation to the General Partner. No fees were earned for such services during 2014, 2013, and 2012.

NOTE 4 — LEASING ACTIVITIES

The Partnership leases its properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 32 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. Supplemental rent (as defined in the partnership agreement) may be earned if certain criteria are met. No supplemental rent was earned for the years ended December 31, 2014, 2013, and 2012, respectively. The leases terminate in the years 2021 to 2022. Pursuant to the lease agreements, minimum rentals of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an insured casualty loss. The Partnership had a total of three properties leased to Del Taco as of December 31, 2014, 2013, and 2012 (Del Taco, in turn, has subleased one of the restaurants to a Del Taco franchisee for each of the three years ended December 31, 2014).

The two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,426,746, $2,326,201, and $2,238,685 and unaudited net income of $23,370 and unaudited net losses of $7,609 and $1,834 for the years ended December 31, 2014, 2013, and 2012, respectively. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to increased sales. The one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $1,434,879, $1,339,301, and $1,300,615 for the years ended December 31, 2014, 2013, and 2012, respectively.

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 5 — RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the months of December 2014 and 2013. This amount was collected in January 2015 and 2014, respectively.

The General Partner received $3,826, $3,650 and $3,436 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2014, 2013 and 2012, respectively.

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

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2014	2013	2012
Net income per financial statements	$334,442	$331,774	$320,547
Excess tax depreciation	(3,501)	(3,501)	(3,501)

Taxable income	$330,941	$328,273	$317,046

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2014, is as follows (unaudited):

Partners’ equity per financial statements	$1,229,081
Issue costs of limited partnership units capitalized for tax purposes	579,259
Difference in book vs. tax depreciation	272,609

Partners’ equity for tax purposes	$2,080,949

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 7 — CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2014 were as follows:

Quarter Ended	Cash Distribution per Limited Partnership Unit	Weighted Average Number of Units Outstanding	Number of Units Outstanding at the End of Quarter
December 31, 2011	$0.48	165,375	165,375
March 31, 2012	0.48	165,375	165,375
June 30, 2012	0.56	165,375	165,375
September 30, 2012	0.54	165,375	165,375

Total paid in 2012	$2.06

December 31, 2012	$0.60	165,375	165,375
March 31, 2013	0.47	165,375	165,375
June 30, 2013	0.54	165,375	165,375
September 30, 2013	0.58	165,375	165,375

Total paid in 2013	$2.19

December 31, 2013	$0.58	165,375	165,375
March 31, 2014	0.55	165,375	165,375
June 30, 2014	0.59	165,375	165,375
September 30, 2014	0.57	165,375	165,375

Total paid in 2014	$2.29

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Distributions declared in January 2015 amounted to $0.52 per limited partnership unit and were paid in February 2015.

NOTE 8 — RESULTS BY QUARTER (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2014
Rental revenues	$109,722	$115,639	$118,504	$119,530
Net income	63,651	93,639	87,919	89,233
Net income per limited partnership unit	0.38	0.56	0.53	0.53

Year ended December 31, 2013
Rental revenues	$104,389	$109,976	$110,873	$114,622
Net income	58,951	87,793	91,793	93,237
Net income per limited partnership unit	0.35	0.53	0.55	0.56

NOTE 9 — PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

DEL TACO INCOME PROPERTIES IV

NOTES TO FINANCIAL STATEMENTS – CONTINUED

Note 10 - COMMUNICATION FROM CERTAIN LIMITED PARTNERS AND STRAW POLL RESULTS

During the third quarter of 2014, several limited partners communicated to the General Partner their desire to potentially sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. On October 1, 2014 the General Partner initiated a “straw poll” of all limited partners to determine if there is sufficient interest to support a potential sale of the properties and dissolution of the Partnership, as disclosed in Form 8-K filed on October 1, 2014. Limited partner responses to the straw poll were received during the fourth quarter of 2014 and on December 17, 2014, Del Taco filed a Form 8-K to disclose the results of the poll. The poll was intended to gauge interest level only and the results indicate a strong majority of the units responded either “open to” or “strongly in favor of” Del Taco testing the market and presenting a sale proposal to the limited partners for a vote. Accordingly, Del Taco filed a Form 8-K on January 12, 2015 indicating its intention to initiate a sale process to market the properties owned by the Partnership that may result in the presentation of a sale transaction to the limited partners for approval (see Note 11).

Note 11 - SUBSEQUENT EVENTS

The Partnership filed a Form 8-K on January 12, 2015 indicating its intention to initiate a sale process to market the properties owned by the Partnership that may result in the presentation of a sale transaction to the limited partners for approval. Del Taco intended to appoint a special committee comprised of a small group of qualified limited partners to facilitate the sale process and to manage any potential conflicts of interest with respect to Del Taco that may arise during the sale process, however, zero timely applications were received. Therefore, the sale process has commenced without a special committee and Del Taco will resolve any potential conflicts of interest pursuant to the Partnership’s partnership agreement and applicable law. The sale process may result in the presentation of a sale transaction to the limited partners for approval; however, there are no assurances that Del Taco will receive any offers or will be successful in entering into a binding agreement to sell the properties. On February 17, 2015, affiliates of MacKenzie Realty Capital, Inc. (“MacKenzie”), a limited partner, filed a Schedule TO initiating a tender offer to purchase all units of the Partnership. The MacKenzie tender offer is unrelated to the sale process that Del Taco has initiated. On February 27, 2015, the Partnership filed a Schedule 14D-9 solicitation/recommendation statement in response to the Schedule TO.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on these criteria.

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

(a) & (b) Del Taco serves as the Partnership’s sole General Partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Paul J. B. Murphy, III	Chief Executive Officer	60
Steven L. Brake	Chief Financial Officer	42
John Cappasola	Chief Brand Officer	41
David Pear	Senior Vice President, Operations	51

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

(a)	Other than listed below, no transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2014, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $3,344 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $3,826 in distributions relating to its one percent interest in the Partnership.

(b)	During 2014, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2014 for any amount.

(d)	Not applicable.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2014	2013
Audit Fees	$16,953	$17,010
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$16,953	$17,010

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm – Squar, Milner, Peterson, Miranda & Williamson, LLP

Balance Sheets

Statements of Income

Statements of Partners’ Equity

Statements of Cash Flows

Notes to Financial Statements

(a)(2)	Financial Statement Schedule

Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

None

(c)	Exhibits required by Item 601 of Regulation S-K:

	1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Income Properties IV filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

	2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Income Properties IV.

	3.	Incorporated herein by reference, Form of Standard Lease to be entered into by Partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on June 5, 1987.

	31.1	Paul J. B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		101.INS	XBRL Instance Document

		101.SCH	XBRL Taxonomy Extension Schema Document

		101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

		101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

		101.LAB	XBRL Taxonomy Extension Label Linkbase Document

		101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

DEL TACO INCOME PROPERTIES IV

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period				Life on which depreciation in latest income statement is computed
Description (All Restaurants)	Encumbrances	Land & land improvements	Building & Improvements	Carrying costs	Land, buildings & improvements Total	Accumulated depreciation	Date of construction	Date acquired
Placentia, CA	$—	$465,933	$485,961	$—	$951,894	$482,865	1988	1988	20 (LI), 35 (BI)
Lake Elsinore, CA	—	449,058	468,361	—	917,419	465,378	1989	1989	20 (LI), 35 (BI)
San Bernardino, CA	—	321,709	335,538	—	657,247	333,383	1989	1989	20 (LI), 35 (BI)

	$—	$1,236,700	$1,289,860	$—	$2,526,560	$1,281,626

	Restaurants	Accumulated Depreciation
Balances at December 31, 2011	$2,526,560	$1,171,070
Additions	—	36,852
Retirements	—	—

Balances at December 31, 2012	2,526,560	1,207,922
Additions	—	36,852
Retirements	—	—

Balances at December 31, 2013	2,526,560	1,244,774
Additions	—	36,852
Retirements	—	—

Balances at December 31, 2014	$2,526,560	$1,281,626

The aggregate cost basis of Del Taco Income Properties IV real estate assets for Federal income tax purposes was $2,526,560 (unaudited) at December 31, 2014.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO INCOME PROPERTIES IV
a California limited partnership

Del Taco LLC
General Partner

Date March 2, 2015	/s/ Paul J. B. Murphy, III
Paul J. B. Murphy, III
Chief Executive Officer

Date March 2, 2015	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer

Date March 2, 2015	/s/ John Cappasola
John Cappasola
Chief Brand Officer