Form 10-Q
period 2015-03-31
DEL TACO INCOME PROPERTIES IV
filed 2015-05-15
CIK 812630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO INCOME PROPERTIES IV

PART I.	FINANCIAL INFORMATION
ITEM I.	FINANCIAL STATEMENTS

DEL TACO INCOME PROPERTIES IV

CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$103,724	$118,794
Receivable from Del Taco LLC	42,183	39,830
Other current assets	696	732

Total current assets	146,603	159,356

PROPERTY AND EQUIPMENT:
Land	868,344	868,344
Land improvements	368,356	368,356
Buildings and improvements	1,289,860	1,289,860
Machinery and equipment	484,789	484,789

	3,011,349	3,011,349
Less—accumulated depreciation	1,775,658	1,766,445

	1,235,691	1,244,904

	$1,382,294	$1,404,260

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$21,307	$20,152
Accounts payable	25,782	17,074

Total current liabilities	47,089	37,226

OBLIGATION TO GENERAL PARTNER	137,953	137,953

PARTNERS’ EQUITY:
Limited partners; 165,375 units outstanding at March 31, 2015 and December 31, 2014	1,216,413	1,247,924
General partner-Del Taco LLC	(19,161)	(18,843)

	1,197,252	1,229,081

	$1,382,294	$1,404,260

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
RENTAL REVENUES	$117,878	$109,722

EXPENSES:
General and administrative	53,857	36,967
Depreciation	9,213	9,213

	63,070	46,180

Operating income	54,808	63,542
OTHER INCOME:
Interest	30	34
Other	975	75

Net income	$55,813	$63,651

Net income per limited partnership unit (Note 2)	$0.33	$0.38

Number of units used in computing per unit amounts	165,375	165,375

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,813	$63,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,213	9,213
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(2,353)	(830)
Other current assets	36	76
Payable to limited partners	1,155	151
Accounts payable	8,708	14,348

Net cash provided by operating activities	72,572	86,609

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(87,642)	(96,729)

Net cash used in financing activities	(87,642)	(96,729)

Net change in cash	(15,070)	(10,120)
Beginning cash balance	118,794	126,862

Ending cash balance	$103,724	$116,742

See accompanying notes to condensed financial statements.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2014 for Del Taco Income Properties IV (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2015 and the results of operations and cash flows for the three month periods ended March 31, 2015 and 2014 have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Amounts related to disclosure of December 31, 2014 balances within these condensed financial statements were derived from the 2014 audited financial statements.

Management has evaluated events subsequent to March 31, 2015 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented, which amounted to 165,375 in 2015 and 2014.

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

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

NOTE 3 - LEASING ACTIVITIES - continued

For the three months ended March 31, 2015, the two restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $612,864 and unaudited net income of $10,344, as compared to unaudited sales of $581,837 and unaudited net losses of $4,402, respectively, for the corresponding period in 2014. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to increases in sales. For the three months ended March 31, 2015, the one restaurant operated by a Del Taco franchisee, for which the Partnership is the lessor, had unaudited sales of $369,454 as compared with $332,515 during the same period in 2014.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of March 2015. The March rent receivable was collected in April 2015.

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

NOTE 5 - DISTRIBUTIONS

Total cash distributions declared and paid in February 2015 were $87,642. On April 23, 2015, a distribution to the limited partners of $50,903, or approximately $0.31 per limited partnership unit, was approved. Such distribution was paid on May 7, 2015. The General Partner also received a distribution of $514 with respect to its 1% partnership interest in May 2015.

NOTE 6 - PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

NOTE 7 - CONCENTRATION OF RISK

The three restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2015 and 2014. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. Although the Partnership at times maintains balances that exceed the federally insured limit, it has not experienced any losses related to these balances and management believes the credit risk to be minimal.

NOTE 8 - COMMUNICATION FROM CERTAIN LIMITED PARTNERS AND STRAW POLL RESULTS

During the third quarter of 2014, several limited partners communicated to the General Partner their desire to potentially sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. On October 1, 2014 the General Partner initiated a “straw poll” of all limited partners to determine if there is sufficient interest to support a potential sale of the properties and dissolution of the Partnership, as disclosed in Form 8-K filed on October 1, 2014. Limited partner responses to the straw poll were received during the fourth quarter of 2014 and on December 17, 2014, Del Taco filed a Form 8-K to disclose the results of the poll. The poll was intended to gauge interest level only and the results indicate a strong majority of the units responded either “open to” or “strongly in favor of” Del Taco testing the market and presenting a sale proposal to the limited partners for a vote. Accordingly, Del Taco filed a Form 8-K on January 12, 2015 indicating its intention to initiate a sale process to market the properties owned by the Partnership that may result in the presentation of a sale transaction to the limited partners for approval. Del Taco intended to appoint a special committee comprised of a small group of qualified limited partners to facilitate the sale process and to manage any potential conflicts of interest with respect to Del Taco that may arise during the sale process, however, only one timely application was received. Del Taco does not believe one committee member could adequately perform the role required by the committee, and therefore, the sale process has commenced without a special committee and Del Taco will resolve any potential conflicts of interest pursuant to the Partnership’s partnership agreement and applicable law.

On February 17, 2015, MacKenzie Realty Capital, Inc. (“MacKenzie”), a limited partner, filed a schedule TO initiating a tender offer to purchase all units of the Partnership. The MacKenzie tender offer is unrelated to the sale process that Del Taco has initiated. On February 27, 2015, the Partnership filed a Schedule 14D-9 solicitation/recommendation statement in response to the Schedule TO.

On March 16, 2015, after evaluating several alternatives the General Partner engaged CBRE, Inc. (“CBRE”) as its commercial real estate broker to conduct a process to market the properties owned by the Partnership. The General Partner expects to evaluate offers;

DEL TACO INCOME PROPERTIES IV

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

NOTE 8 - COMMUNICATION FROM CERTAIN LIMITED PARTNERS AND STRAW POLL RESULTS - continued

however, there are no assurances that Del Taco will receive any acceptable offers or will be successful in entering into a binding agreement to sell the properties.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended March 31,
	2015	2014
Orangethorpe Ave., Placentia, CA	$49,147	$47,950
Lakeshore Drive, Lake Elsinore, CA	44,334	39,902
Highland Ave., San Bernardino, CA	24,397	21,870

Total	$117,878	$109,722

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $117,878 during the three month period ended March 31, 2015, which represents an increase of $8,156 from the corresponding period in 2014. The changes in rental revenues between 2014 and 2015 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total General & Administrative Expense
	Three Months Ended March 31,
	2015	2014
Accounting fees	56.16%	80.44%
Distribution of information to limited partners	17.38%	19.56%
Potential sale-related expense	26.46%	—

	100.00%	100.00%

Prior year percentages above have been reclassified to conform to the March 31, 2015 presentation. General and administrative expenses increased due to increased legal and printing costs in connection with the matter described in Note 8.

For the three month period ended March 31, 2015, net income decreased by $7,838 from 2014 to 2015 due to the increase in general and administrative expenses of $16,890, partially offset by the increase in revenues of $8,156 and the increase in interest and other income of $896.

Significant Recent Accounting Pronouncements

None.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The Partnership’s consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and the Partnership’s disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of the Partnership’s results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical which involve significant management judgments, assumptions and estimates is included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to the Partnership’s policies during 2015.

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

DEL TACO INCOME PROPERTIES IV
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: May 14, 2015	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)